Form 10-Q
period 1999-12-31
INFOCAST CORP /NV
filed 2000-02-14
CIK 1093682

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-27343

                              INFOCAST CORPORATION
             (Exact name of Registrant as specified in its charter)


            Nevada                                       84-1460887
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                     Identification Number)

                            One Richmond Street West
                                    Suite 902
                            Toronto, Ontario M5H 3W4
                                 (416) 867-1681
               (Address, including zip code, and telephone number,
       including area code, of Registrant's principal executive offices)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days / / Yes /X/ No

         The number of shares outstanding of each of the issuer's classes of common stock as of December 31, 1999:


          Class                                   Number of Shares Outstanding
          -----                                   ----------------------------
          Common Stock, $0.001 par value          19,054,943

                              INFOCAST CORPORATION


                                      INDEX


PART I. FINANCIAL INFORMATION                                                3

Item 1.  Financial Statements                                                3

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      17

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                                  22

PART II.  OTHER INFORMATION                                                 22

Item 2.  Changes in Securities and Use of Proceeds                          22

Item 6.   Exhibits and Reports on Form 8-K                                  23


Signatures                                                                  24

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

InfoCast Corporation
[formerly Virtual Performance Systems Inc.]  [a development stage company]

                           CONSOLIDATED BALANCE SHEET
                            [U.S. dollars, U.S. GAAP]
                                    Unaudited

                                                                     As of             As of
                                                              December 31, 1999    March 31, 1999

-------------------------------------------------------------------------------------------------
ASSETS
Current
Cash and cash equivalents                                            2,893,102         3,092,445
Accounts receivable                                                    203,844            19,416
Due from Applied Courseware Technology (A.C.T.) Inc.                         -           139,299
Due from Homebase Work Solutions Ltd.                                        -            99,529
Prepaid expenses and other                                             485,670            21,404
-------------------------------------------------------------------------------------------------
Total current assets                                                 3,582,616         3,372,093
-------------------------------------------------------------------------------------------------
Capital assets, net                                                  2,529,319           107,392
Goodwill, net                                                        5,104,694                 -
Distribution and licensing rights, net [note 3 (b)]                  2,975,000           500,000
Intellectual property, net                                          15,835,627            45,591
-------------------------------------------------------------------------------------------------
                                                                    30,027,256         4,025,076
-------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities                             1,378,727           354,694
Current portion of obligations under capital leases                    551,152                 -
Due to directors, officers and stockholders                             20,000           177,270
-------------------------------------------------------------------------------------------------
Total current liabilities                                            1,949,879           531,964
-------------------------------------------------------------------------------------------------
Obligation  under capital lease                                        897,324                 -
-------------------------------------------------------------------------------------------------
Deferred income taxes                                                6,004,395                 -
-------------------------------------------------------------------------------------------------
Total  liabilities                                                   8,851,598           531,964
-------------------------------------------------------------------------------------------------

Stockholders' equity
Common stock (100,000,000 authorized and 23,871,333 issued
    and outstanding at December 31, 1999, 18,172,333 at
    March 31, 1999)                                                     22,371            16,672
Additional paid-in capital                                          49,071,505        16,925,017
Deferred compensation                                               (2,017,532)       (9,858,932)
Warrants                                                               841,800                 -
Accumulated other comprehensive loss                                    91,465            14,309
Accumulated development stage deficit                              (26,833,951)       (3,603,954)
-------------------------------------------------------------------------------------------------
Total stockholders' equity                                          21,175,658         3,493,112
-------------------------------------------------------------------------------------------------
                                                                    30,027,256         4,025,076
-------------------------------------------------------------------------------------------------

InfoCast Corporation
[formerly Virtual Performance Systems Inc.]  [a development stage company]
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                            [U.S. dollars, U.S. GAAP]
                                    Unaudited

                                                Three months     Three months       Nine months      Nine months     Cumulative from
                                                   ended             ended             ended            ended         inception to
                                               December 31,       December 31,      December 31,      December 31,    December 31,
                                                    1999              1998             1999             1998             1999
-----------------------------------------------------------------------------------------------------------------------------------
REVENUE
Consulting revenue                                  10,866                 -            10,866                -            57,820
Miscellaneous revenue                              138,919                 -           138,919                -           138,919
Interest income                                     49,898                 -           108,362                -           112,840
---------------------------------------------------------------------------------------------------------------------------------
                                                   199,683                 -           258,147                -           309,579
---------------------------------------------------------------------------------------------------------------------------------

EXPENSES
Cost of sales                                       96,880                 -            96,880                -            96,880
General, administrative and selling              1,457,036           297,597         5,480,357          332,808         6,538,947
Stock option compensation                        2,397,510                 -        11,904,058                -        14,160,996
Research and development                         1,819,873            15,979         3,603,219           68,477         3,905,570
Interest and loan fees                                   -                 -                 -                -            23,562
Amortization                                     1,211,044                 -         3,074,330                -         3,078,474
Depreciation                                       180,997             1,071           210,905            2,966           220,706
---------------------------------------------------------------------------------------------------------------------------------
                                                 7,163,340           314,647        24,369,749          404,251        28,025,135
---------------------------------------------------------------------------------------------------------------------------------
Net loss before income taxes                    (6,963,657)         (314,647)      (24,111,602)        (404,251)      (27,715,556)
Deferred income taxes                             (347,500)                -          (881,605)               -          (881,605)
---------------------------------------------------------------------------------------------------------------------------------
Net loss for the period                         (6,616,157)         (314,647)      (23,229,997)        (404,251)      (26,833,951)

Translation adjustment                              28,903             8,314            77,156           20,518            91,465
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss for the period               (6,587,254)         (306,333)      (23,152,841)        (383,733)      (26,742,486)
---------------------------------------------------------------------------------------------------------------------------------

Weighted average number of shares outstanding   22,141,582         1,500,000        22,141,582        1,021,306         8,481,764
---------------------------------------------------------------------------------------------------------------------------------

Basic and diluted loss per share                   $ (0.30)          $ (0.21)          $ (1.05)         $ (0.40)          $ (3.16)
---------------------------------------------------------------------------------------------------------------------------------

InfoCast Corporation
[formerly Virtual Performance Systems Inc.]  [a development stage company]
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            [U.S. dollars, U.S. GAAP]
                                    Unaudited

                                                                 Nine months           Nine months      Cumulative from
                                                                    ended                 ended          inception to
                                                               December 31, 1999    December 31, 1998  December 31, 1999

OPERATING ACTIVITIES
Net loss for the period                                            (23,229,997)         (404,251)      (26,833,951)
Add (deduct) items not affecting cash
    Stock option compensation                                       11,904,058                 -        14,160,996
    Common stock issued for services                                   345,792                 -           355,972
    Warrants issued for services                                       615,000                 -           615,000
    Write-off in-process research & development                         19,000                 -            19,000
    Write-off  Applied Courseware Technology (A.C.T.) Inc. loan         98,685                 -            98,685
    Deferred income taxes                                             (881,605)                -          (881,605)
    Amortization                                                     3,074,330                 -         3,078,474
    Depreciation                                                       210,905             2,966           220,706
-------------------------------------------------------------------------------------------------------------------
                                                                    (7,843,832)         (401,285)       (9,166,723)
Changes in non-cash working capital balances
    Accounts receivable                                               (125,932)           26,094          (145,348)
    Prepaid expenses and refundable deposits                          (462,799)          (15,126)         (484,203)
    Bank overdraft                                                           -            (9,263)                -
    Accounts payable and accrued liabilities                           941,845            92,592         1,232,260
    Due from InfoCast [the acquired entity] prior to acquisition             -           (25,020)          (25,020)
-------------------------------------------------------------------------------------------------------------------
Cash used in operating activities                                   (7,490,718)         (332,008)       (8,589,034)
-------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
    Purchase of capital assets                                      (1,163,891)          (11,319)       (1,281,606)
    Distribution rights                                             (2,475,000)                -        (2,975,000)
    Due from Homebase Work Solutions Ltd.                                    -                 -           (99,529)
    Acquisition of Homebase Work Solutions Ltd.                         50,667                 -            50,667
    Due from Applied Courseware Technology (A.C.T.) Inc.                     -                 -          (139,299)
    Acquisition of InfoCast Corporation                                      -                 -                87
-------------------------------------------------------------------------------------------------------------------
Cash used in investing activities                                   (3,588,224)          (11,319)       (4,444,680)
-------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
    Increase in note payable to InfoCast [the acquired entity]               -           250,000           250,000
    Increase (decrease)  in due to directors,
       officers and shareholder                                       (157,270)           95,130           (29,004)
    Receipt of short-term unsecured loan                                     -            70,000           470,000
    Payment of short-term unsecured loan                                     -           (70,000)         (470,000)
    Cash advance from InfoCast [the acquired entity]
       prior to acquisition                                                  -                 -           146,900
    Cash Proceeds from issuance of share capital , net              10,970,537             2,373        15,478,463
-------------------------------------------------------------------------------------------------------------------
Cash provided by financing activities                               10,813,267           347,503        15,846,359
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease)  in cash during the period                    (265,675)            4,176         2,812,645
Effects of foreign exchange rates change on cash balances               66,332            21,419            80,457
Cash & cash equivalents, beginning of period                         3,092,445                 -                 -
-------------------------------------------------------------------------------------------------------------------
Cash & cash equivalents, end  of period                              2,893,102            25,595         2,893,102
-------------------------------------------------------------------------------------------------------------------

InfoCast Corporation
[formerly Virtual Performance Systems Inc.]  [a development stage company]

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            [U.S. dollars, U.S. GAAP]


                                                                                            Unaudited

                                                                                 Common Stock       Additional
                                                                   Common         Issued and          Paid-in          Deferred
                                                                   Shares         outstanding         Capital          Compensation
                                                                     #                 $                 $                $
                                                              ----------------------------------------------------------------------

Outstanding as of March 31, 1999                                 18,172,333            16,672        16,925,017       (9,858,932)
Deemed common shares issued for acquisition                       3,400,000             3,400        16,996,600                -
   of Homebase Work Solutions Ltd.
Common shares issued for cash                                     2,299,000             2,299        12,432,201                -
Share issuance costs- cash                                                -                 -        (1,463,963)               -
Share issuance costs- warrants                                            -                 -          (226,800)               -
Warrants issued for consulting services                                   -                 -                 -          (76,002)
Adjustments resulting from revaluation of stock options                   -                 -         1,352,500          711,829
    granted to consultants in previous periods
Adjustments resulting from revaluation of common shares                   -                 -           119,700           38,223
    granted to consultants in previous periods
Adjustments resulting from revaluation of warrants                        -                 -                 -          (89,000)
    granted to consultants in previous periods
Granting of stock options                                                 -                 -         3,627,780       (3,627,780)
Cancellation of stock options                                             -                 -          (691,530)         691,530
Amortization of deferred compensation                                     -                 -                 -       10,192,600
Net loss for the period                                                   -                 -                 -                -
Translation adjustment                                                    -                 -                 -                -

---------------------------------------------------------------------------------------------------------------------------------
Outstanding as of December 31, 1999                              23,871,333            22,371        49,071,505       (2,017,532)
---------------------------------------------------------------------------------------------------------------------------------


                                                                                  Accumulated
                                                                                    other          Accumulated         Total
                                                                                 Comprehensive      development      Stockholders'
                                                                  Warrants           loss          stage deficit        Equity
                                                                     $                 $                 $                $
                                                              ---------------------------------------------------------------------

Outstanding as of March 31, 1999                                           -            14,309        (3,603,954)       3,493,112
Deemed common shares issued for acquisition                                -                 -                 -       17,000,000
   of Homebase Work Solutions Ltd.
Common shares issued for cash                                              -                 -                 -       12,434,500
Share issuance costs- cash                                                 -                 -                 -       (1,463,963)
Share issuance costs- warrants                                       226,800                 -                 -                -
Warrants issued for consulting services                              526,000                 -                 -          449,998
Adjustments resulting from revaluation of stock options                    -                 -                 -        2,064,329
    granted to consultants in previous periods                             -                 -                 -                -
Adjustments resulting from revaluation of common shares                    -                 -                 -          157,923
    granted to consultants in previous periods                             -                 -                 -                -
Adjustments resulting from revaluation of warrants                    89,000                 -                 -                -
    granted to consultants in previous periods                             -                 -                 -                -
Granting of stock options                                                  -                 -                 -                -
Cancellation of stock options                                              -                 -                 -                -
Amortization of deferred compensation                                      -                 -                 -       10,192,600
Net loss for the period                                                    -                 -       (23,229,997)     (23,229,997)
Translation adjustment                                                     -            77,156                 -           77,156

----------------------------------------------------------------------------------------------------------------------------------
Outstanding as of December 31, 1999                                  841,800            91,465       (26,833,951)      21,175,658
----------------------------------------------------------------------------------------------------------------------------------

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             [U.S. dollars except where otherwise noted, U.S. GAAP]
December 31, 1999                                                   Unaudited


1. BASIS OF ACCOUNTING

Nature of operations and continuing entity

These consolidated financial statements are the continuing financial statements of Virtual Performance Systems Inc. ["VPS"] [a development stage company], an Ontario corporation which was incorporated on July 29, 1997. VPS had a 100% interest in, and subsequently amalgamated with, Cheltenham Technologies Corporation, an Ontario corporation. VPS has a 100% interest in Cheltenham Interactive Corporation ["Cheltenham Interactive"], an inactive Ontario corporation, and Cheltenham Technologies (Bermuda) Corporation ["Cheltenham Bermuda"], a Barbados corporation which owns certain intellectual properties. On January 29, 1999, VPS acquired the net assets of InfoCast Corporation [formerly Grant Reserve Corporation] ["InfoCast"], a United States non-operating company traded on the NASDAQ OTC Bulletin Board which had a 100% interest in InfoCast Canada Corporation ["InfoCast Canada"]. After the acquisition, the accounting entity continued under the name of InfoCast Corporation.

InfoCast, InfoCast Canada, VPS, Cheltenham Interactive and Cheltenham Bermuda are collectively referred to as the "Company". The Company is a development stage technology company engaged in the research and development of information delivery technologies.

The Company's primary operational focus as outlined in its business plan entails significant investment in developing and marketing electronic commerce enabling application solutions.

The aggregate future capital requirements to support this investment are expected to be substantially funded from external resources including issuing equity and or debt. There can be no assurance that any financing will be available on terms acceptable to the Company or at all.

The Company believes that its cash as well as the additional proceeds of $3,000,000 expected to be received by the Company from the completion of the current Regulation S financing by the end of February 2000 will be sufficient to support the Company's growth for approximately the next six months. In the event the current Regulation S financing is not concluded, the Company will curtail its development plans commencing February 2000 and reduce expense levels materially. In such event the Company believes that its current cash reserves will support limited activities until December 2000.

The Company is currently seeking to raise additional funds through private or public financings, strategic or other relationships. In October 1999 the Company entered into an agreement with N.M. Rothschild & Sons Canada Ltd. and N.M. Rothschild & Sons (Washington) L.L.C. (together "Rothschild") pursuant to which Rothschild is to assist the Company in raising up to $50 to $75 million over the next six months.

The functional currency of VPS, Cheltenham Interactive, Cheltenham Bermuda and InfoCast Canada is the Canadian dollar. However, for reporting purposes, the Company has adopted the United States dollar as its reporting currency.
Accordingly, the Canadian dollar balance sheets of these companies have been translated into United States dollars at the rates of exchange at the respective period ends, while transactions during the periods and share capital amounts have been translated at the weighted average rates of exchange for the respective periods and the exchange rate at the date of the transaction, respectively. Gains and losses arising from these translation adjustments are included in comprehensive loss.

Acquisition of Homebase Work Solutions Ltd.

Pursuant to a share purchase agreement dated May 13, 1999, Homebase Work Solutions Ltd. ["Homebase"] was acquired by the Company in consideration for
3,400,000   exchangeable   shares  of  InfoCast  Canada.

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             [U.S. dollars except where otherwise noted, U.S. GAAP]
December 31, 1999                                                   Unaudited

The InfoCast Canada exchangeable shares are convertible into InfoCast common stock on a one-for-one basis at no additional consideration.

As a condition of the closing of the share purchase agreement, the Company paid $141,561 [Cdn.$210,000] to officers of Homebase in May 1999 and an additional $142,023 [Cdn.$210,000] in August 1999 to the officers of Homebase.

The acquisition has been accounted for using the purchase method. The value of the acquisition was $17,077,000, which included $77,000 of expenses directly attributable to the acquisition. For accounting purposes the exchangeable shares of InfoCast Canada have been valued at $5.00 which is equal to the price per share received from the June 1999 private placement of the Company's common stock. The total purchase price of $17,077,000 has been allocated as follows:

                                                            $
--------------------------------------------------------------------------------

Cash                                                    127,667
Other current assets                                     13,565
Capital assets                                           20,465
Completed technology                                 17,015,000
In-process research and development                      19,000
Trademarks                                              853,000
Workforce-in-place                                      253,000
Goodwill                                              5,846,293
Deferred income taxes                                (6,886,000)
Accounts payable and accrued liabilities                (82,145)
Due to the Company                                     (102,845)
--------------------------------------------------------------------------------
Purchase price                                       17,077,000
--------------------------------------------------------------------------------

The completed technology, trademarks, workforce in-place and goodwill will be amortized over their respective useful lives of 5 years, 5 years, 3 years and 5 years. The in-process research and development was charged to income immediately subsequent to the acquisition. The completed technology, trademarks and workforce-in-place have been classified as intellectual property on the consolidated balance sheet. The deferred income tax liability was created in respect of the difference between the accounting and tax basis of the completed technology, trademarks and workforce-in-place. The identification and the fair values of the completed technology, in-process research and development, trademarks and workforce-in-place were determined by management with the assistance of an independent valuator.

The completed technology is comprised of Homebase's information hub, telework and web-enabling technologies, together with the benefits of Homebase's association with the National Environmental Policy Institute ("NEPI"). NEPI is a United States based non-profit environmental lobbyist group that promotes telework policies in the United States.

The results of operations of Homebase during the post-acquisition 233-day period ended December 31, 1999 have been consolidated with those of the Company.

The following unaudited pro-forma consolidated financial information presents certain statements of operations data of the Company as if the Company had acquired Homebase as of April 1, 1998. This pro-forma financial information is not necessarily indicative of the results that actually would have occurred had the Company acquired Homebase on the date indicated or which would be obtained in the future.

                                            Nine months          Nine months
                                               Ended                ended
                                          December 31, 1999    December 31, 1998
                                                $                      $
--------------------------------------------------------------------------------
Revenue                                       258,620                 485
Net loss for the period                   (23,604,052)         (3,069,127)
Basic and diluted loss per share                (0.92)              (0.69)

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             [U.S. dollars except where otherwise noted, U.S. GAAP]
December 31, 1999                                                   Unaudited

Change in year end

The Company changed its year end from December 31 to March 31.

Basis of presentation

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, these unaudited interim consolidated financial statements do not include all the financial information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments [consisting of normal recurring accruals] considered necessary for fair presentation have been included. The operating results for the nine-month period ended December 31, 1999 may not be indicative of the operating results that will occur for the year ended March 31, 2000.

2. SHARE CAPITAL

Authorized

The Company has 100,000,000 shares of preferred stock authorized at a par value of $0.001 per share and has 100,000,000 shares of common stock authorized at a par value of $0.001 per share.

Issued and outstanding common stock


                                                              Common stock issued and
                                                                  outstanding and
                                                            additional paid-in-capital
                                                          Shares                      Amount
                                                           #                            $
--------------------------------------------------------------------------------------------

Outstanding as of March 31, 1999                      18,172,333                   5,153,739
Acquisition of Homebase Work Solutions Ltd.            3,400,000                  17,000,000
Private placement at $5.00 per share                     420,000                   2,100,000
Private placement at $5.50 per share                   1,879,000                  10,334,500
Share issuance costs                                          --                  (1,690,763)
--------------------------------------------------------------------------------------------
Outstanding as of December 31, 1999                   23,871,333                  32,897,476
--------------------------------------------------------------------------------------------

Exchangeable shares

The number of shares of common stock outstanding as of December 31, 1999 includes 4,816,393 exchangeable shares of InfoCast Canada which have been deemed as shares of common stock of the Company for accounting purposes because the exchangeable shares are the economic equivalent of shares of common stock of the Company.

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             [U.S. dollars except where otherwise noted, U.S. GAAP]
December 31, 1999                                                   Unaudited


Securities Purchase Agreement

Pursuant to a Securities Purchase Agreement dated June 24, 1999, the Company issued, by way of a private placement, 420,000 shares of common stock at $5.00 per share for gross proceeds of $2,100,000, net of commissions of $210,000.

Also pursuant to the Securities Purchase Agreement, the Company issued warrants to purchase 70,000 shares of common stock on June 24, 1999 to the placement agent. Each warrant has an exercise price of $7.00, expires June 23, 2001 and has been valued at $3.24 in the accounts based on an expected volatility factor of 0.715 and a risk free interest rate of 5.1%. As a result, $226,800 was charged to share issuance costs during the nine-month period ended December 31, 1999.

Private placement

From July to November 1999, the Company completed the private placement of 1,879,000 shares of common stock at $5.50 per share for gross proceeds of $10,334,500 less an agent's fee of $1,033,329.

Stock options

As of December 31, 1999, 2,075,000 shares of common stock were reserved for the exercise of stock options granted to various individuals involved in the management of VPS, including 375,000 options granted to consultants, pursuant to the Company's 1998 Stock Option Plan as amended on January 29, 1999. The options were granted on February 8, 1999, are exercisable at a price of $1.00 per share, expire three years from the date of grant and are subject to a vesting period of at least six months. The closing market price of the Company's shares of common stock on the date of grant was $6.625 per share. Of the 2,075,000 stock options that were originally valued at $11,788,250, the deferred compensation attributable to the 375,000 stock options that were granted to consultants was originally determined based on the fair market value of the options on the date of grant, $5.87 per option, and was revalued as of August 8, 1999 to the then current fair value of $9.06 per stock option [based on a revised volatility of
1.019 and the August 8, 1999 closing market price of $10.00 per share of common stock]. This revaluation resulted in a charge to stock option compensation expense of $2,876,640 during the nine-month period ended December 31, 1999. Stock compensation expense of $7,045,086 was charged to income during the nine-month period ended December 31, 1999 in respect of the remaining 1,700,000 stock options granted to employees and directors that are accounted for utilizing the intrinsic value method.

The directors and stockholders of the Company approved the 1999 Stock Option plan under which an additional 2,000,000 stock options are eligible for grant. As of December 31, 1999, 1,685,000 shares of common stock were reserved for the exercise of stock options granted to various employees, officers, consultants and advisors pursuant to the 1999 Stock Option Plan. Of the 1,180,500 options originally granted on June 1, 1999 pursuant to the 1999 Stock Option Plan, 270,500 were cancelled in November 1999 leaving a balance of 910,000 outstanding as of December 31, 1999. The options granted on June 1, 1999 are exercisable at a price of $7.00 per share, expire five years from the date of grant and were 100% vested as of December 31, 1999. The closing market price of the Company's shares of common stock on the date of grant was $7.00 per share, while the fair value of the stock options granted was $2.16 per option utilizing a Black-Scholes valuation model. Of the 910,000 stock options outstanding as of December 31, 1999, 700,000 were granted to employees and 210,000 were granted to consultants and advisors. The 210,000 outstanding stock options granted to consultants and advisors have been valued at $527,100 which has been recognized as a stock option compensation expense during the nine-month period ended
December 31, 1999. The deferred compensation in respect of the 700,000 stock options granted to employees and directors was nil because the exercise price of the options was equal to the market price of

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             [U.S. dollars except where otherwise noted, U.S. GAAP]
December 31, 1999                                                   Unaudited


the shares of common stock on the date of grant. On November 19, 1999, the Company granted options to purchase 400,000 shares of common stock to employees which are exercisable at a price of $7.00 per share, expire five years from the date of grant and are subject to a vesting period from immediate to two years. On December 8, 1999, the Company granted options to purchase an additional 375,000 shares of common stock to employees which are exercisable at a price of $7.05 per share, expire five years from the date of grant and are subject to a vesting period from immediate to two years. The deferred compensation in respect of the stock options granted to employees on November 19, 1999 and 25,000 of the stock options granted on December 8, 1999 was nil because the exercise price of the options was equal to the market price of the shares of common stock on the date of grant. The measurement date of the remaining 350,000 stock options granted on December 8, 1999 will be January 4, 2000.

On June 1, 1999, the directors of the Company approved the grant of 750,000 stock options outside of the 1999 Stock Option Plan to an individual who became an officer of the Company on September 4, 1999. The stock options are exercisable at a price of $7.00 per share, expire five years from the date of grant and vest as follows: 250,000 vested on September 4, 1999 upon the acceptance by the individual of formal employment with the Company, 250,000 will vest on September 4, 2000 and 250,000 will vest on September 4, 2001. These outstanding options have been valued at $2,437,500 of which $1,402,315 has been recognized as a stock option compensation expense during the nine-month period ended December 31, 1999, and of which the balance of $1,035,185 has been recorded as deferred compensation in stockholders' equity. The measurement date in respect of these stock options was September 4, 1999

On October 18, 1999, the directors of the Company approved the grant of 60,000 stock options outside of the 1999 Stock Option Plan to an individual who is to provide financial and investor relations consulting services to the Company. The stock options are exercisable at a price of $8.25 per share, expire two years from the date of grant and vest as follows: 15,000 on January 14, 2000, 15,000 on March 15, 2000, 15,000 on June 15, 2000 and 15,000 on September 15, 2000.
These outstanding options have been valued at $152,400 of which $52,917 has been recognized as a stock option compensation expense during the nine-month period ended December 31, 1999, and of which the balance of $99,483 has been recorded as deferred compensation in stockholders' equity.

A summary of the Company's stock option activity is as follows:


                                                       Nine Months Ended
                                                       December 31, 1999
                                                Number of                   Weighted Average
                                                Options                     Exercise Price
                                                  #                                $
Outstanding at March 31, 1999                   2,075,000                         1.00
Granted                                         2,765,500                         7.03
Exercised                                               -                           -
Forfeited                                               -                           -
Cancelled                                         270,500                         7.00
Outstanding at December 31, 1999                4,570,000                         5.12

Exercisable as of  December 31, 1999            2,143,336                         4.83

If the Company had been following FASB Statement No. 123 ["FASB 123"] in respect of stock option granted to its employee and directors, the Company would have recorded a higher stock option compensation expense for the nine month period ended December 31, 1999 of $1,950,436 which results in a pro-forma net loss of $25,180,433 and a pro-forma basic and diluted loss per share of $1.11 in respect of the nine-month period ended December 31, 1999. The Company assumed an expected dividend rate of 0%, an expected life of 0.75 years, a risk-free rate of 5.10% and an expected volatility factor of 1.019 in respect

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             [U.S. dollars except where otherwise noted, U.S. GAAP]
December 31, 1999                                                   Unaudited


of the valuation of stock options granted under the 1998 Stock Option Plan in accordance with FASB 123. The Company assumed an expected dividend rate of 0%, an expected life of one year, a risk-free rate of 5.10% and an expected volatility factor of 0.744 in respect of the valuation of stock options granted under the 1999 Stock Option Plan to employees and stock options granted outside of the 1999 Stock Option Plan on June 1, 1999 in accordance with FASB 123. The Company assumed an expected dividend rate of 0%, an expected life of one year, a risk-free rate of 6.10% and an expected volatility factor of 0.914 in respect of the valuation of stock options granted under the 1999 Stock Option Plan to consultants on June 1, 1999 in accordance with FASB 123. The Company assumed an expected dividend rate of 0%, an expected life of one year, a risk-free rate of 6.10% and an expected volatility factor of 0.578 in respect of the valuation of stock options granted outside of the 1999 Stock Option Plan on October 18, 1999 in accordance with FASB 123

Issuance of shares in consideration for consulting services

Pursuant to an agreement dated March 22, 1999, the Company issued 60,000 shares of common stock to a financial investment-consulting firm on March 22, 1999 in consideration for assistance in securing additional financing over the following year. The measurement date for these shares of common stock will be March 22, 2000. For purposes of recognition of the cost of the shares prior to the measurement date such shares are measured at their then current fair value at each interim financial reporting date. These shares of common stock were revalued as of December 31, 1999 to $7.625 each, which resulted in a charge to general and administrative expense of $345,793 during the nine-month period ended December 31, 1999. The remainder of $101,527 recorded as deferred compensation in stockholders' equity.

Other warrants

Pursuant to a letter agreement dated May 20, 1999 with an investor relations company and subsequent negotiations in October 1999, the Company will pay a total of $75,000 and issue warrants to purchase 75,000 shares of common stock in consideration for consulting services during the period from June 1, 1999 to May 31, 2000. The payments will be made and warrants issued for services in advance. The following payments have been made and the following warrants have been issued: $25,000 and 25,000 warrants on June 1, 1999 and $12,500 and 12,500 warrants on October 6, 1999. The Company plans to make additional payments and issue additional warrants as follows: $12,500 and 12,500 warrants on January 1, 2000 and $25,000 and 25,000 warrants on March 1, 2000. Based on a volatility factor of 0.963 and a risk-free interest rate of 5.10% , the Company valued the 25,000 warrants issued on June 1, 1999 with a purchase price of $7.00 per share, at $149,750 which is the fair market value as of the August 31, 1999 measurement date. Based on a volatility factor of 0.914 and a risk-free interest rate of 6.10%, the Company valued the 12,500 warrants issued on October 6, 1999 with a purchase price of $8.75 per share, at $33,250 which is the fair market value as of the November 30, 1999 measurement date. Each of the future warrants issued under this agreement will have a purchase price equal to the market price on the date granted. All warrants issued under this agreement will be exercisable on or after June 1, 2000 and expire May 31, 2001. The Company charged $183,000 to general and administrative expenses in respect of these warrants during the nine-month period ended December 31, 1999.

On June 1, 1999, the Company issued warrants to purchase 200,000 shares of common stock to parties in consideration for past consulting services to the Company. These warrants have a purchase price of $7.00, are exercisable on or after June 1, 2000 and expire May 31, 2001. These warrants have been valued at $432,000 in the accounts based on a volatility factor of 0.744 and a risk-free interest rate of 5.10% and have been charged to general and administrative expenses.

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             [U.S. dollars except where otherwise noted, U.S. GAAP]
December 31, 1999                                                   Unaudited


3. COMMITMENTS

[a] Marketing agreement

      Pursuant to an advertising services agreement dated July 14, 1999, the Company will pay $14,435 [Cdn.$20,833] per month to an advertising agency in consideration for the creation, production and placement of various marketing and advertising initiatives. This agreement commenced July 1, 1999 and continues for a fixed term until May 1, 2000.

[b] Acquired distribution and licensing rights

      Pursuant to a license agreement dated June 29, 1999, between the Company and ITC Learning Corporation ["ITC"], the Company will become, for an unlimited term, ITC's exclusive distance-learning technology partner for the hosting and delivery of educational material utilizing the A-STAR component within ITC's Workforce Initiative Program for total consideration of $2,000,000. The consideration was paid by the Company prior to December 31, 1999.

      The Company also entered into a separate distribution agreement with ITC in March 1999. This distribution agreement provided the Company with the perpetual non-exclusive right to market, sell and electronically convert all existing and future ITC products in consideration for $1,000,000 in respect of electronic distribution to the first 150,000 licensed purchasers. In the event that the Company effects distribution to more the 150,000 licensed purchasers, the Company and ITC will share the revenue generated therefrom based on a revenue sharing formula. The total consideration was subsequently reduced to $975,000 and was paid by the Company in two installments in March and May 1999.

      Acquired distribution and licensing rights are recorded at cost. The capitalized costs of the distribution and licensing rights will be amortized each period, commencing when the electronically converted products and educational material are available for distribution and license, at the greater of i) the amount calculated based on the straight-line method over the estimated useful life of 5 years or ii) the amount calculated based on the ratio of current gross revenues received from the licensing of the electronically converted products and the hosting and delivery of educational material over the sum of the current and future gross revenues anticipated to be received by licensing the electronically converted products and hosting and delivering the educational material. If it is determined that investment in distribution and licensing rights is not recoverable from estimated sales, the distribution and licensing rights will be written down to their fair value.

[c] Call Center Learning Solutions On-Line Inc. joint venture

      Pursuant to an agreement dated May 18, 1999, between the Company and Call Center Learning Solutions Inc. ["CCLS"], the two parties agreed to form a new corporation, Call Center Learning Solutions On-Line Inc. ["CCLS On-Line"] to be owned equally by the Company and CCLS. The new corporation was to develop, own and exploit courseware in an electronic format capable of electronic distribution. The Company funded the incorporation and organization of the new corporation and all marketing and technical support efforts of the new corporation from inception of the new corporation. As of December 31, 1999 the Company had funded approximately $178,000 of marketing expenses which the Company charged to income. In January 2000, CCLS and the Company amicably agreed to terminate the agreement.

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             [U.S. dollars except where otherwise noted, U.S. GAAP]
December 31, 1999                                                   Unaudited


[d] Lease agreement

      Homebase entered into a lease agreement with Sun Microsystems on June 25, 1999 for the lease of a Sun Microsystems Enterprise 10000 computer. The Company paid a deposit of $485,000 [Cdn.$700,000] at the time of signing. The equipment was delivered on September 20, 1999 and under the terms of the lease, 36 monthly lease payments of $41,015 [Cdn.$59,197] commenced in the month following delivery of the equipment. The lease has been accounted for as a capital lease.

[e]   Innatrex Inc.

      The Company entered into a letter of intent with Innatrex Inc. in August 1999 whereby the two parties will be evaluating the feasibility of call center technology owned by Innatrex Inc. for readiness within the application service provider market. The Company paid Innatrex a total of $207,857 [Cdn.$300,000] between the signing of the letter of intent and November 30, 1999. The Company expects to receive the payments back through future revenue generated by the Company through the licensing of this call center technology to third parties; otherwise this prepaid amount will convert into equity in Innatrex Inc.

[f]   CosmoCom, Inc.

      Pursuant to a summary of terms and conditions for a definitive agreement between the Company and CosmoCom, Inc. dated April 1999, the Company intended to purchase licenses for CosmoCom Inc.'s CosmoCall software. Under this summary, the Company placed an initial order for 300 licenses for total consideration of $754,500. The Company has taken delivery of the 300 licenses and paid license fees of $275,650 in the nine-months ended December 31, 1999. The balance of $478,850 will be paid in five monthly installments beginning February 1, 2000. The Company charged $754,500 to research and development expenses during the nine-month period ended December 31, 1999.

[g]   Investment banking and financial advisory services agreement

      In October 1999 the Company entered into a non-exclusive investment banking and financial advisory services agreement with N.M. Rothschild & Sons Canada Ltd. and N.M. Rothschild & Sons (Washington) L.L.C. (together "Rothschild") pursuant to which Rothschild's will provide financial advisory services to the Company. In consideration for its services, Rothschild is entitled to a monthly fee of $50,000 payable monthly in arrears by the Company. Either party may terminate this agreement at any time, with or without cause, by giving the other party 15 days written notice.

[h]   Shareholder agreement

      Pursuant to a shareholder agreement executed on November 25, 1999 between the Company, 813040 Alberta Ltd. ["Newco"] and Canpet Energy Group Inc. ["Canpet"], the Company and Canpet agreed to become shareholders of Newco, with each party becoming a 50% owner of Newco. Newco is to develop a web-enabled trading business model for crude oil and natural gas liquids and other products. Initial funding for Newco will be by way of loans from the shareholders. Under the agreement, the Company is to provide the following: (i) $259,840 [Cdn.$375,000] as required by cash calls approved by the Board of Directors of Newco, (ii) development, marketing and technical expertise for the development and sales of products and services marketed by Newco, (iii) temporary office space at the Company's existing Calgary office location at a cost to be mutually agreed to by the Company and Newco, and (iv) accounting and administrative support services until such time as Newco's business develops to an adequate size to support a dedicated staff.

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             [U.S. dollars except where otherwise noted, U.S. GAAP]
December 31, 1999                                                   Unaudited



      As at December 31, 1999, the Company had advanced a total of $172,944 [Cdn.$249,595] to Newco in the form of shareholder loans which the Company charged to prepaid expenses and other.

4. CONTINGENCIES

Fair value of financial instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

The fair values of financial instruments classified as current assets or liabilities including cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities as of December 31, 1999 approximate the carrying values due to the short-term maturity of the instruments.

Concentration of credit risk

The Company invests its cash and cash equivalents primarily with a major Canadian chartered bank. Certain deposits, at times, are in excess of limits insured by the Canadian government.

Note receivable from Cherokee Mining Company Inc.

Pursuant to an agreement dated November 23, 1998, as amended April 20, 1999, and effective December 18, 1998, InfoCast [the acquired entity] sold its equity interest in its two subsidiaries, Gold King Mines Corporation ["Gold King"] and Madison Mining Corporation ["Madison Mining"] to Cherokee Mining Company Inc. ["Cherokee"], a company controlled by a former director of InfoCast, for [i] a non-interest bearing note of $600,000 due November 25, 1999 and [ii] the entitlement to 80% of the net proceeds received by Madison Mining and Gold King in excess of $681,175 from the sale of their mining properties and assets.

InfoCast did not record a value on the $600,000 note receivable because of the uncertainty of whether the management of Cherokee, Gold King and Madison Mining would be able to sell the capital assets of Gold King and Madison Mining for sufficient proceeds to enable the note to be repaid to InfoCast. As a result, VPS did not reflect the note in the purchase equation upon the acquisition of InfoCast in January 1999.

Pursuant to a Termination Agreement executed prior to December 31, 1999 (i) the agreement dated November 23, 1998 was terminated, (ii) the non-interest bearing note of $600,000 due November 25, 1999 was cancelled, (iii) Cherokee entered into a purchase and sale agreement with Silver Wing Co. Inc. ["Silver Wing"] pursuant to which Cherokee will sell the equity interest in Gold King and Madison Mining to Silver Wing in consideration for, among other things, a Promissory Note from Silver Wing for the principal sum of $250,000 plus interest at a rate per annum equal to the Prime Rate, due on July 29, 2004, (iv) Cherokee assigned to InfoCast the $250,000 Promissory Note from Silver Wing and (v) Cherokee agreed to pay InfoCast $22,670. InfoCast received payment of the $22,670 in December 1999 and credited this amount to income. InfoCast did not record a value on the $250,000 promissory note receivable because of the uncertainty of collection. In the event the promissory note is repaid, the amount will be credited to income.

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             [U.S. dollars except where otherwise noted, U.S. GAAP]
December 31, 1999                                                   Unaudited



Purchase of Applied Courseware Technology (A.C.T.) Inc.

Pursuant to a Letter of Intent dated February 10, 1999 between the Company and Applied Courseware Technology (A.C.T.) Inc. ["ACT"], the Company intended to purchase a 100% interest in ACT in consideration for [i] Cdn.$280,000 cash, [ii] 750,000 common shares of the Company and [iii] the assumption of ACT's liabilities. Pursuant to subsequent negotiations, the Cdn.$280,000 cash component of the purchase price was revised to nil. The transaction was subject to satisfactory due diligence. The amount and terms of ACT's debt that would be assumed by the Company upon its acquisition had not been determined.

In September 1999 the Company made the decision not to proceed with the acquisition of ACT.

During the nine-month period ended December 31, 1999, the Company made cash advances to ACT totaling $557,599 [Cdn.$ 823,629] to fund certain development expenditures incurred on behalf of the Company. These advances in addition to $47,390 [Cdn.$70,000] that was outstanding as of March 31, 1999 have been charged to research and development expenses during the nine-month period ended December 31, 1999.

In March 1999 the Company paid Cdn.$140,000 of ACT's debt in consideration for a note secured by a general security agreement subject to prior charges. During the nine-month period ended December 31, 1999, $95,242 [1998 - nil], including interest receivable of $3,443, was written down to $nil and the note was forgiven by the Company on January 7, 2000.

ACT had indicated to the Company that ACT believed the Company's decision to not proceed with the acquisition was unlawful and that the Company had access to and possessed intellectual property belonging to ACT that the Company had no right to use or derive benefit from. ACT had indicated that they expected to commence an action against the Company for damages.

On January 7, 2000 the Company reached a final settlement with the shareholders of ACT. The Company agreed to pay $69,290 [Cdn.$100,000] in consideration for certain capital assets and reimbursement of expenses incurred by ACT relating to the purchase agreement, which amount was accrued for as at December 31, 1999. The Company also agreed to issue 200,000 shares of common stock of the Company to two shareholders of ACT.

5. SUBSEQUENT EVENT

Stock options

On February 1, 2000, the directors of the Company approved the grant of options to purchase 175,000 shares of common stock under the 1998 Stock Option Plan to an individual who is a consultant to the Company. These options are exercisable at a price of $1.00 per share, expire on February 7, 2002 and vest on July 12, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            This Quarterly Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company or we "believe," "anticipate," "estimate," "expect," "predict," "intend" or words of similar import as they relate to the Company or the Company's management. Similarly, statements that describe the Company's future plans, objectives or goals are forward-looking statements. The Company's actual results may differ significantly from those projected in the forward looking statements. Such forward looking statements involve risks and uncertainties, including among other things, statements regarding the Company's anticipated costs and expenses.

            The  consolidated  financial  statements  of  the  Company  are  the continuing financial statements of Virtual Performance Systems, Inc., a development stage company and an Ontario corporation incorporated on July 29, 1997. Virtual Performance Systems had a 100% interest in, and subsequently merged with, Cheltenham Technologies Corporation ("Cheltenham Technologies"), an Ontario corporation. Virtual Performance Systems has a 100% interest in Cheltenham Interactive Corporation ("Cheltenham Interactive"), an inactive Ontario corporation, and Cheltenham Technologies (Bermuda) Corporation ("Cheltenham Bermuda"), a Barbados corporation that owns certain intellectual property. On January 29, 1999, Virtual Performance Systems acquired the net assets of the Company (formerly known as Grant Reserve Corporation), a United States non-operating company traded on the Nasdaq OTC Bulletin Board, which had a 100% interest in InfoCast Canada Corporation ("InfoCast Canada"). After the acquisition, the accounting entity continued under the name of InfoCast Corporation. InfoCast Corporation, InfoCast Canada, Virtual Performance Systems, Cheltenham Technologies, Cheltenham Interactive and Cheltenham Bermuda are collectively referred to in this section as the "Company."

            The following discussion should be read in conjunction with the Company's historical financial statements and notes thereto included elsewhere in this quarterly report.

Overview

            The Company is a development stage company that is in the process of developing the infrastructure to enable it to host both Company-customized and third-party software applications that can be accessed remotely by businesses and their employees. This infrastructure will consist of: computer hardware purchased from third parties; software applications; and communication connections over private and public networks, including the Internet. The
Company plans to provide its customers with access to its infrastructure and hosted applications on a per use basis. Companies providing such services have recently come to be known as application service providers or "ASPs."

            The Company has incurred operating losses since its inception in July 1997. The Company has not yet had any significant product or service sales on a commercial basis. The Company has sustained itself through the sale of its common stock and warrants to purchase common stock in a series of private placements and shareholder loans. On a long term basis, the Company will need to raise additional funds through private or public financings, strategic or other relationships. There can be no assurance that such funds will be available on commercially reasonable terms in the future.

            The Company acquired HomeBase Work Solutions in May 1999 in exchange for 3,400,000 shares of InfoCast Canada, which shares are exchangeable into common stock of the Company. The HomeBase Work Solutions acquisition provided the Company with the core technology for its information hub strategy. The acquisition also introduced the telework application and third-party application hosting initiatives to the Company, both of which will be hosted on the Company's information hub. The virtual call center application and distance learning library being developed by the Company will also be hosted on the information hub.

            The Company  changed  its fiscal year end from  December 31 to March
31. Therefore, financial statements have been prepared for the three month transition period ended March 31, 1999.

Results of Operations

Nine months ended December 31, 1999 vs. nine months ended December 31, 1998

            Consulting revenue increased from zero for the nine months ended December 31, 1998 to $10,866 for the nine months ended December 31, 1999 as the Company performed miscellaneous consulting services during the period ended December 31, 1999.

            Miscellaneous revenue increased from zero for the nine month period ended December 31, 1998 to $138,919 for the nine month period ended December 31, 1999. This increase is primarily due to revenue received from a customer related to the sale of computer equipment.

            Interest income increased from zero for the nine months ended December 31, 1998 to $108,362 for the nine months ended December 31, 1999. The proceeds received from the private placements in 1999 were invested in short term deposits which generated interest income for the Company during the nine month period ended December 31, 1999, consistent with the Company's investment policy.

            Cost of sales increased from zero for the nine month period ended December 31, 1998 to $96,880 for the nine month period ended December 31, 1999. The costs incurred in the nine month period ended December 31, 1999 represent the direct cost related to the sale of computer equipment recognized as miscellaneous revenue, as discussed above.

            General, administrative and selling expenses increased from $332,808 for the nine months ended December 31, 1998 to $5,480,357 for the nine months ended December 31, 1999. The consolidation of the operations of HomeBase Work Solutions for the period May 13, 1999 to December 31, 1999 accounted for $245,000 of the increase. The Company incurred expenses of $284,000 related to the HomeBase Work Solutions acquisition in the form of incentive compensation paid to three key officers of HomeBase Work Solutions. The Company had eight more employees involved in general, administrative and selling functions in the nine month period ended December 31, 1999 than for the same period ended December 31, 1998, contributing approximately $306,700 to the increase in expenses. The Company paid consulting fees to an additional six consultants during the nine month period ended December 31, 1999 compared to the same period ended December 31, 1998, contributing approximately $1,046,200 to the increase in general, administrative and selling expenses. Investor relations costs of $1,021,000 were incurred for the nine month period ended December 31, 1999. Additional rent expenses of $204,000 were incurred for the two U.S. offices that were not open in September 1998 and the expanded Toronto office space. The Company expensed $615,000 for warrants issued for services during the nine month period ended December 31, 1999 and expensed an additional $345,800 related to common stock issued for services during the nine month period ended December 31, 1999. The Company incurred sales and marketing expenses related to the Call Center Learning Solutions On-Line Inc.
joint venture of $178,000 during the nine month period ended December 31, 1999.

            Stock option compensation expense increased from zero for the nine months ended December 31, 1998 to $11,904,058 for the nine months ended December 31, 1999. This increase is due to the amortization of the deferred compensation amount resulting from the grant of stock options to various individuals involved in the management of the Company.

            Research and development expenses increased from $68,477 for the nine months ended December 31, 1998 to $3,603,219 for the nine months ended December 31, 1999. This increase is primarily due to continued efforts to develop and expand the Company's product offerings. The Company incurred expenses of approximately $605,000 from the write off of advances made to Applied Courseware Technology Inc. ["ACT"] which had been used to fund development expenses related to the electronic conversion of courseware in the nine month period ended December 31, 1999. The Company also wrote off a $95,000 receivable from ACT to research and development expense during the ninth month period ended December 31, 1999. The consolidation of the operations of HomeBase Work Solutions for the period May 13, 1999 to December 31, 1999 accounted for $1,058,800 of the increase. The Company incurred expenses of $754,500 related to software licenses purchased for its virtual call center application. The Company had eight more employees involved in research and development functions in the nine month period ended December 31, 1999 than for the same period ended December 31, 1998, contributing approximately $376,400 to the increase in expenses. The Company paid consulting fees to an additional six consultants during the nine month period ended December 31, 1999 compared to the same period ended December 31, 1998, contributing approximately $174,000 to the increase in research and development expense.

            Amortization expenses increased from zero for the nine months ended December 31, 1998 to $3,074,330 for the nine months ended December 31, 1999. Amortization of the acquired intellectual property and goodwill resulting from the acquisition of HomeBase Work Solutions accounted for the majority of the increase in the amortization expense for the period.

            Depreciation expenses increased from $2,966 for the nine months ended December 31, 1998 to $210,905 for the nine months ended December 31, 1999. This increase is a result of the acquisition of additional capital assets between January 1, 1999 and December 31, 1999.

            Deferred income taxes increased from zero for the nine months ended December 31, 1998 to $881,605 for the nine months ended December 31, 1999 as a result of the draw down of the deferred income tax liability created by the purchase of HomeBase Work Solutions by the Company in respect of the difference in the tax and accounting basis of various intellectual property assets.

Three months ended December 31, 1999 vs. three months ended December 31, 1998

            Consulting revenue increased from zero for the three months ended December 31, 1998 to $10,866 for the three months ended December 31, 1999 as the Company performed miscellaneous consulting services during the period ended December 31, 1999.

            Miscellaneous revenue increased from zero for the three month period ended December 31, 1998 to $138,919 for the three month period ended December 31, 1999. This increase is primarily due to revenue received from a customer related to the sale of computer equipment.

            Interest income increased from zero for the three months ended December 31, 1998 to $49,898 for the three months ended December 31, 1999. The proceeds received from the private placements in 1999 were invested in short term deposits which generated interest income for the Company during the three month period ended December 31, 1999, consistent with the Company's investment policy.

            Cost of sales increased from zero for the three month period ended December 31, 1998 to $96,880 for the three month period ended December 31, 1999. The costs incurred in the three month period ended December 31, 1999 represent the direct cost related to the sale of computer equipment recognized as miscellaneous revenue, as discussed above.

            General, administrative and selling expenses increased from $297,597 for the three months ended December 31, 1998 to $1,457,036 for the three months ended December 31, 1999. The consolidation of the operations of HomeBase Work Solutions for the period May 13, 1999 to December 31, 1999 accounted for $98,000 of the increase. The Company had eight more employees involved in general, administrative and selling functions in the three month period ended December 31, 1999 than for the same period ended December 31, 1998, contributing approximately $176,500 to the increase in expenses. The Company paid consulting fees to the same number of consultants during the three month period ended December 31, 1999 compared to the same period ended December 31, 1998, however consulting fees were approximately $144,000 higher during the three month period ended December 31, 1999. Investor relations costs of $366,500 were incurred for the three month period ended December 31, 1999. Additional rent expenses of $49,000 were incurred for the two U.S. offices that were not open in September 1998 and the expanded Toronto office space. The Company expensed $20,000 for warrants issued for services during the three month period ended December 31, 1999 and expensed an additional $92,000 related to common stock issued for services during the three month period ended December 31, 1999. The Company incurred sales and marketing expenses related to the Call Center Learning Solutions On-Line Inc. joint venture of $75,000 during the three month period ended December 31, 1999.

            Stock option compensation expense increased from zero for the three months ended December 31, 1998 to $2,397,510 for the three months ended December 31, 1999. This increase is due to the amortization of the deferred compensation amount resulting from the grant of stock options to various individuals involved in the management of the Company.

            Research and development expenses increased from $15,979 for the three months ended December 31, 1998 to $1,819,873 for the three months ended December 31, 1999. This increase is primarily due to continued efforts to develop and expand the Company's product offerings. The Company incurred expenses of approximately $605,000 from the write off of advances made to ACT which had been used to fund development expenses related to the electronic conversion of courseware in the three month period ended December 31, 1999. The Company also wrote off a $95,000 receivable from ACT to research and development expense during the three months ended
December 31, 1999. The consolidation of the operations of HomeBase Work Solutions for the three month period ended December 31, 1999 accounted for $553,500 of the increase. The Company incurred expenses of $754,500 related to software licenses purchased for its virtual call center application. The Company had twelve more employees involved in research and development functions in the three month period ended December 31, 1999 than for the same period ended December 31, 1998, contributing approximately $256,000 to the increase in expenses. The Company paid consulting fees to one additional consultant during the three month period ended December 31, 1999 compared to the same period ended December 31, 1998, contributing approximately $16,000 to the increase in research and development expense.

            Amortization expenses increased from zero for the three months ended December 31, 1998 to $1,211,044 for the three months ended December 31, 1999. Amortization of the acquired intellectual property and goodwill resulting from the acquisition of HomeBase Work Solutions accounted for the majority of the increase in the amortization expense for the period.

            Depreciation expenses increased from $1,071 for the three months ended December 31, 1998 to $180,997 for the three months ended December 31, 1999. This increase is a result of the acquisition of additional capital assets between January 1, 1999 and December 31, 1999.

            Deferred income taxes increased from zero for the three months ended December 31, 1998 to $347,500 for the three months ended December 31, 1999 as a result of the draw down of the deferred income tax liability created by the purchase of HomeBase Work Solutions by the Company in respect of the difference in the tax and accounting basis of various intellectual property assets.

Liquidity and Capital Resources

Inception to December 31, 1999

            At December 31, 1999, the Company had cash and cash equivalents of $2,893,102 and working capital of $1,632,737. The Company's cash and cash equivalent position has been generated through a series of equity offerings net of development stage expenditures. The Company has not yet generated any significant revenues.

            From its inception on July 29, 1997 to January 29, 1999, Virtual Performance Systems issued 3,624,100 shares of Common Stock for cash proceeds of Cdn.$3,732 (or $2,540 in U.S. dollars as of September 30, 1999). Pursuant to the reverse takeover transaction on January 29, 1999, the shareholders of Virtual Performance Systems sold their 100% interest in Virtual Performance Systems to the Company in consideration for 1,500,000 shares of InfoCast Canada, which shares are exchangeable into Common Stock of the Company for no additional consideration. Such exchangeable shares have been deemed as shares of Common Stock of the Company because they are the economic equivalent of the Company's Common Stock. At the time of the reverse takeover, the Company (formerly Grant Reserve Corporation) had 13,580,000 shares of Common Stock outstanding which continued as shares of Common Stock of the continuing entity. Subsequent to the reverse takeover and up to December 31, 1999, the Company issued 3,023,333 shares of Common Stock at $1.50 per share in a private placement in March 1999, 60,000 shares of Common Stock in consideration for consulting services in March 1999, 420,000 shares of Common Stock at $5.00 per share in a private placement in June 1999 and 1,879,000 shares of Common Stock at $5.50 per share in a private placement from July 1999 to November 1999. The Company has raised $15,478,400 from these private placements, net of share issuance costs.

            From its inception, the Company has used $9,167,000 for operating activities before changes in non-cash working capital balances mainly as a result of general, administrative and selling and research and development expenditures, net of incidental revenues. The Company used a further $1,282,000 for the purchase of capital assets, $2,975,000 on the purchase of distribution rights and $484,000 on the placement of deposits.

            The Company relied on term loans from shareholders, directors and officers during the period from its inception to the completion of the March 1999 private placement to fund its operations. These loans were repaid as at June 30, 1999 from the proceeds of the private placements.

            The Company is currently raising funds through a private placement of its shares of Common Stock. The Company may issue up to an additional 500,000 shares of Common Stock for an aggregate offering price of $3,000,000 in such offering. The Company expects to use its existing cash and cash equivalents along with these proceeds for the following:

            o The Company plans to continue to invest in the research and development of its telework and information hub products and services and anticipates spending approximately $4,800,000 on these efforts from January 1, 2000 to December 31, 2000. The Company anticipates that it will begin earning revenue and collecting cash from sales of the telework and information hub products and services before the end of the current fiscal year which will help fund the cash requirements of this division but there can be no assurance that it will do so.

            o The Company will use approximately $1,000,000 from January 1, 2000 to December 31, 2000 to enhance and complete the development of its virtual call center application.

            o The Company expects to use approximately $400,000 from January 1, 2000 to May 31, 2000 in the development and electronic conversion of courseware for the distance learning application.

            o The Company will use the remaining capital resources to fund possible complementary acquisitions, develop new technologies, and other corporate and working capital needs.

            The Company believes that its existing cash as well as the additional proceeds of up to $3,000,000 expected to be received by the Company from the completion of the current Regulation S financing by the end of February 2000 will be sufficient to support the Company's growth for approximately the next six months. Based on its current plans, the Company anticipates that it will begin generating revenue within the next three months. This revenue is expected to provide the Company with additional cash resources to support the Company's development until approximately September 2000. In the event the current Regulation S financing is not concluded, the Company will curtail its development plans commencing in February 2000 and reduce expense levels materially. In such event, the Company believes that its current cash reserves will support limited activities until December 2000. The Company will be required to seek additional funds and there can be no assurance that any financing will be available on terms acceptable to the Company or at all.

            On a long term basis, the Company will need to raise additional funds through private or public financings, strategic or other relationships. In October 1999, the Company entered into an agreement with Rothschild pursuant to which Rothschild is to assist the Company in raising up to $50 to $75 million over the next six months. There can be no assurance that the Company will be able to raise any additional funds.

Inflation has not been a major factor in the Company's business. There can be no assurances that this will continue.

Year 2000 Compliance

            Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately distinguish 21st century dates from 20th century dates due to the two-digit date fields used by many systems. Most reports to date, however, are that computer systems are functioning normally and the compliance and remediation work accomplished leading up to 2000 was effective to prevent any problems.

            To date the Company has not experienced such problems. Computer experts have warned, however, that there may still be residual consequences of the change in centuries. For example, some software programs may have difficulty resolving the so-called "century leap year" algorithm which will occur during the Year 2000. Any such residual consequences could result in hardware failure, the corruption or loss of data contained in the Company's internal information system, and failures affecting the Company's key vendors, suppliers or customers. This in turn may lead to legal action, and may otherwise also have a material adverse effect on the Company's business, results of operations or financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

            The Company is exposed to immaterial levels of market risks with respect to changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. To the extent that the Company consummates financings outside of Canada, the Company receives proceeds in currency other than the Canadian dollar. Most of the Company's operating expenses are incurred in Canadian dollars. Thus, the Company's results of operations will tend to be adversely affected if there is a strong Canadian dollar. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes, nor does it enter into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates.

            While the Company seeks to place its and cash equivalents with high credit-quality financial institutions, the Company is still exposed to credit risk for uninsured amounts held by such institutions.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

            From  October 1 to December  31, 1999,  the Company  issued  159,000 shares of Common Stock in a private placement financing for an aggregate offering price of $874,500 less commissions of $87,450 pursuant to Regulation S of the Securities Act of 1933, as amended.

            In October 1999, 83,607 exchangeable shares of InfoCast Canada were exchanged into 83,607 shares of common stock of the Company. These exchangeable shares were issued on January 29, 1999 as part of the acquisition of Virtual Performance Systems, Inc.

            In October 1999, the Company issued options to purchase 60,000 shares of common stock at an exercise price of $8.25 per share to Howard Nichol, an investor relations consultant, for services which included assisting the Company with communications with and presentations to stock brokers, analysts and private and institutional investors, providing access to the financial media and introductions to potential acquisition or alliance opportunities.

            On November 19, 1999, the Company issued options to purchase an aggregate of 400,000 shares of Common Stock at an exercise price of $7.00 per share to Carl Stevens, Christopher Rouse and Jennifer Scoffield, officers of the Company, under the 1999 Stock Option Plan.

            On December 8, 1999, the Company issued options to purchase an aggregate of 375,000 shares of Common Stock at an exercise price of $7.05 per share to Herve Seguin, the Company's Chief Financial Officer, and three employees of the Company.

Item 6.   Exhibits and Reports on Form 8-K

(a)         Exhibits
3.1 Articles of Incorporation, as amended, of the Company. (Incorporated by reference from Exhibits to the Company's Registration Statement on Form 10, File No. 0-27343)
3.2 Amended and Restated Bylaws of the Company. (Incorporated by reference from Exhibits to the Company's Registration Statement on Form 10, File No. 0-27343)
4.14 Warrant to Purchase 12,500 shares of Common Stock dated January 1, 2000 issued to The Ponetz Group
10.38 Service Provider Agreement dated as of December 9, 1999 by and between the Company and Sun Microsystems of Canada, Inc.
10.39 Heads of Agreement dated December 17, 1999 by and between the Company and InfoCast (Australasia) Limited.
10.40 Minutes of Settlement Agreement dated January 7, 2000 between Applied Courseware Technology Inc., Gerard Costello, Faye Costello, Joseph Costello, InfoCast Canada Corporation and the Company.
10.41 Full and Final Release dated January 6, 2000 by and among the Company, InfoCast Canada Corporation and Stephen Headford.
10.42 Release dated January 7, 2000 by and among the Company, InfoCast Canada Corporation, Applied Courseware Technology, Inc., Gerard Costello, Faye Costello and Joseph Costello.
10.43 Release dated January 7, 2000 by and among the Company, InfoCast Canada Corporation, Applied Courseware Technology, Inc., Gerard Costello, Faye Costello and Joseph Costello.
10.44 Termination Agreement dated July 29, 1999 between the Company and Cherokee Mining Company Inc.
10.45 Assignment of Promissory Note dated July 29, 1999 by and between the Company and Cherokee Mining Company, Inc.
27.1        Financial Data Schedule.


(b)         Reports on Form 8-K

            None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InfoCast Corporation

Date:  February 11, 2000        By: /s/ Herve Seguin
                                    -------------------------------
                                      Herve Seguin
                                      Chief Financial Officer
                                      (Duly Authorized Officer and Principal
                                      Financial Officer)