Form 10-K
period 2000-03-31
INFOCAST CORP /NV
filed 2000-06-23
CIK 1093682

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
        (Mark One)
         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2000

                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-27343

                              INFOCAST CORPORATION

             (Exact name of registrant as specified in its charter)

               Nevada                                       84-1460887
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

                            One Richmond Street West
                                    Suite 902
                            Toronto, Ontario M5H 3W4
              (Address and zip code of principal executive offices)

                                  416-867-1681
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(g) of the Act:

                                 TITLE OF CLASS
                          COMMON STOCK, $.001 PAR VALUE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes  [X]  No  [  ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of May 31, 2000, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $66,359,913, which value, solely for the purposes of this calculation excludes shares held by the Registrant's officers, directors, and their affiliates. Such exclusion should not be deemed a determination or an admission by the Registrant that all such individuals are, in fact, affiliates of the Registrant. The number of shares of the Registrant's Common Stock issued and outstanding as of May 31, 2000 was 21,409,413.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                              INFOCAST CORPORATION

                                TABLE OF CONTENTS

                                      PART I                            Page No.

Item 1.       Business......................................................3

Item 2.       Properties...................................................16

Item 3.       Legal Proceedings............................................16

Item 4.       Submission of Matters to a Vote of Security Holders..........16

                                     PART II

Item 5.       Market for Registrant's Common Stock and Related
              Security Holder Matters......................................17

Item 6.       Selected Financial Data......................................20

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................21

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk...27

Item 8.       Financial Statements and Supplementary Data..................27

Item 9.       Changes In and Disagreements With Accountants
              on Accounting and Financial Disclosure.......................27

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant...........28

Item 11.      Executive Compensation.......................................30

Item 12.      Security Ownership of Certain Beneficial
              Owners and Management........................................35

Item 13.      Certain Relationships and Related Transactions...............37

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K......................................39

Signatures.................................................................40

                                     PART I

Item 1. Business

General

         We are an emerging company that has developed the infrastructure to enable us to host both our own customized and third-party software applications that can be accessed remotely by businesses and their employees. This infrastructure consists of: computer hardware purchased from third parties; software applications; and communication connections over private and public networks, including the Internet. We are now entering the commercialization phase and plan to provide our customers with access to our infrastructure and hosted applications on a per use basis. Companies providing such services have recently come to be known as application service providers or "ASPs."

         Traditionally, businesses have had to purchase their own computing systems, including hardware and software, as well as hire, train and retain highly skilled employees to operate and maintain these systems, all of which require significant capital and ongoing operating expenditures. By outsourcing these functions to an application service provider, an enterprise will be able to:

         o     Reduce  upfront  and  ongoing  capital  expenditures;
         o     Reduce its investment in information technology personnel;
         o     Access  up-to-date,   highly  scalable,   reliable  and  flexible
               technology;
         o Focus its resources on its core business by outsourcing a non-core function; and
         o     Potentially shorten implementation time for new computer systems.

         In order to host our customized and third-party software applications, we have established two strategically placed data centers, which we refer to as information hubs or i-Hubs, located in Calgary and Toronto, Canada. We also have an agreement with AT&T Canada Long Distance Services Company ("AT&T Canada") that allows us access to AT&T Canada's telecommunications network to connect these information hubs to customers. Our two information hubs became commercially operational in December 1999 and we expect to expand these information hubs and/or install additional information hubs across North America as needed. We expect each installation to be implemented on Sun Microsystems Inc. servers using Sun Solaris, Netscape and Java-related technologies, which we believe will provide a high level of reliability, scalability and performance. These information hubs will deliver information to information users, including businesses and their employees and customers worldwide, in real-time, in any format - data, voice or animation, through satellite, cable or private or public telecommunications networks, including the Internet.

         We host third-party software applications, as well as the following software applications that we have developed:

         o Virtual Call Center - This application will permit businesses to service inbound and outbound customer calls at any time through a customer service representative who can be located anywhere.

         o Distance Learning - This application will permit corporate and academic learners to access training on-line, from anywhere, at any time.

         These applications became commercially available by the end of the fiscal year ending March 31, 2000.

         We are a development stage company. Since the inception of our predecessor, Virtual Performance Systems Inc., in July 1997 and as at March 31, 2000, we have had limited sales of products and services on a commercial basis and have had limited revenues. We incurred losses of $96,161 for the period from July 29, 1997 (inception) to December 31, 1997, $423,872 for the year ended December 31, 1998, $3,083,921 for the three month period ended March 31, 1999 and $31,151,184 for year ended March 31, 2000, resulting in an accumulated deficit of $34,755,138 at March 31, 2000. Losses are continuing through the date of this Report and we anticipate that losses will continue for the foreseeable future. In addition, the market for our expected services is highly competitive and subject to rapid technological change. We expect to face significant competition in the future. As an emerging company in a new and rapidly evolving market, we face risks and uncertainties relating to our ability to successfully implement our business plan. We may not successfully address all of these issues.

History of the Company

         We were incorporated on December 23, 1997. Prior to 1999, our sole business was mining and we held certain mineral interests in the United States. Due to changes in the United States regulatory environment, our management determined that it would be appropriate for us to sell all of our mining assets, which represented substantially all of our assets. We completed the sale of our mining assets in the fourth quarter of 1998. During 1998, we changed our name from Grant Reserve Corporation to InfoCast Corporation. Prior to changing our name and subsequent to the sale of our mining assets, we were a publicly-traded company whose common stock was quoted on the OTC Bulletin Board under the symbol "GNRS" without any ongoing business operations. During the year ended December 31, 1998, we issued 5,000,000 pre-split shares of Common Stock to Sheridan Reserve Incorporated for the acquisition of two mining interests and in April 1998 issued 1,000,000 pre-split units at a price of $0.50 per unit in a private placement financing pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended. Each unit consisted of one pre-split share of Common Stock and one pre-split Common Stock purchase warrant with an exercise price of $0.50 per share exercisable before December 31, 1998. The $500,000 issue price of the units was satisfied through the receipt of cash proceeds of $260,000 and the settlement of a non-interest bearing note of $240,000 that was due from us to Sheridan Reserve Incorporated.

         On October 13, 1998, our shareholders voted to effect a two-for-one stock split that increased the number of outstanding shares of Common Stock from 6,000,000 to 12,000,000 and increased the number of outstanding Common Stock purchase warrants from 1,000,000 to 2,000,000. Accordingly, the exercise price of the Common Stock purchase warrants was reduced to $0.25 per share. Subsequently, 1,580,000 of the Common Stock purchase warrants were exercised at $0.25 each for cash proceeds of $395,000. The remaining 420,000 Common Stock purchase warrants expired.

         On January 29, 1999, we consummated the acquisition of all of the voting capital stock of Virtual Performance Systems, Inc., a Canadian corporation, for 1,500,000 shares of InfoCast Canada Corporation, our wholly-owned subsidiary ("InfoCast Canada"), which are exchangeable on a one-for-one basis for shares of our Common Stock. Virtual Performance Systems, Inc. was a development stage company that was developing solutions to permit businesses to service inbound and outbound customer calls at any time through a customer service representative who can be located anywhere and to permit corporate and academic learners to access training on-line, from anywhere, at any time. The consolidated financial statements of the Company are the continuing financial statements of Virtual Performance Systems, Inc.

         In March 1999, we consummated a private placement financing pursuant to which we issued 2,767,334 shares of Common Stock for an aggregate offering price of $4,151,001 pursuant to Regulation S of the Securities Act of 1933, as amended.

         In March 1999, we consummated a private placement financing pursuant to which we issued 265,002 shares of Common Stock for an aggregate offering price of $397,503 pursuant to Regulation D of the Securities Act of 1933, as amended.

         Pursuant to an agreement dated December 15, 1998, as amended by a letter agreement dated March 12, 1999, between us and ITC Learning Corporation, we purchased from ITC Learning Corporation the distribution rights for all current and future ITC Learning Corporation education and training products in consideration for $975,000 in respect of the first 150,000 user licenses and based on a shared revenue formula for user licenses in excess of 150,000. We paid the first $500,000 of the initial $975,000 purchase price in March 1999 and the final $475,000 of the initial $975,000 purchase price in April 1999.

         Pursuant to an agreement dated March 22, 1999, we issued 60,000 shares of Common Stock to Thomson Kernaghan & Co. Limited, a financial investment consulting firm, for assistance in securing additional financing over the following year.

         On May 13, 1999, we acquired all of the outstanding common shares of HomeBase Work Solutions Ltd. HomeBase Work Solutions, headquartered in Calgary, Alberta, Canada, was developing a solution to permit businesses to enable their employees to work from remote locations via computers. The purchase price was satisfied by the issuance of 3,400,000 shares of InfoCast Canada, our subsidiary. The InfoCast Canada shares are exchangeable on a one-for-one basis for shares of our Common Stock.

         In June and October 1999 and January 2000, we issued warrants to purchase 25,000, 12,500 and 12,500 shares of Common Stock at an exercise price of $7.00, $8.75 and $7.62 per share, respectively, to the Poretz Group, an investor relations consulting firm, in consideration for on-going investor relations consulting services, including reviewing our public releases, setting up meetings between us and members of the investment banking community and developing our public image.

         In June 1999, in return for consulting services in respect of the development of our virtual call center application and for the InfoCast corporate name, we issued warrants to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $7.00 per share to each of Tsun Chow, Armin Roeseler, Paul Prabhaker and John J. Malley.

         In  June  1999,  we  entered  into  an  agreement   with  ITC  Learning
Corporation pursuant to which we will become ITC Learning Corporation's exclusive distance learning technology distributor for the delivery of educational material for the State of California for consideration of $2,000,000. We paid this amount in three installments in August, September and October 1999.

         On June 24, 1999, we consummated a private placement financing pursuant to which we issued 420,000 shares of Common Stock and warrants to purchase 70,000 shares of Common Stock at an exercise price of $7.00 per share for an aggregate offering price of $2,100,000 pursuant to Regulation D of the Securities Act of 1933, as amended.

         From July to November 30, 1999, we issued 1,879,000 shares of Common Stock in a private placement financing for an aggregate offering price of $10,334,550 pursuant to Regulation S of the Securities Act of 1933, as amended.

         In October 1999, we issued options to purchase 60,000 shares of Common Stock at an exercise price of $8.25 per share to Howard Nichol, an investor relations consultant, for services which included assisting us with communications with and presentations to stock brokers, analysts and private and institutional investors, providing access to the financial media and introducing us to potential acquisition or alliance opportunities. This arrangement was terminated in May 2000, resulting in the cancellation of options to purchase 30,000 shares of Common Stock previously granted.

         In October 1999, we entered into a non-exclusive investment banking and financial advisory services agreement with N.M. Rothschild & Sons Canada Limited and N.M. Rothschild & Sons (Washington) L.L.C. (together "Rothschild"). This agreement was terminated in March 2000. In the event a Transaction (as defined below) was implemented during the term of Rothschild's engagement, or within a period of one year after the termination of Rothschild's engagement under the agreement on which Rothschild worked or with a party identified by Rothschild during the term of the agreement, we will pay a fee of 3% of the value of the Transaction (the "Performance Fee") to Rothschild in recognition of Rothschild's contribution to such Transaction. For the purposes of the agreement, "Transaction" means any acquisition, merger, alliance or business combination which involves us and which shall be valued for purposes of the Performance Fee to include any debt incurred or assumed by the purchaser or parties in the combination and any shares issued or to be issued as part of the consideration for any possible transaction.

         In January 2000, we issued 200,000 shares of Common Stock to the shareholders of Applied Courseware Technology Inc. pursuant to the Minutes of Settlement Agreement signed on January 7, 2000.

         In February 2000, we issued 500,000 shares of Common Stock in a private placement for which we received 150,000 shares of restricted Common Stock of another publicly traded company as consideration, of which we will retain 130,000 shares after commissions.

         On February 17, 2000, we entered into a letter of agreement with i360, Inc. ("i360") and certain of the shareholders of i360, whereby i360 agreed to merge with and into us. On May 3, 2000, the Company and i360 executed an Agreement and Plan of Merger with i360 providing for the acquisition by us of all of the outstanding shares of common stock of i360. The Merger Agreement provides for the statutory merger of i360 into the Company, pursuant to which the holders of i360's issued and outstanding common stock will be entitled to receive 0.3 shares of our Common Stock per share of i360 common stock (an aggregate of 7,584,000 shares of our Common Stock). All outstanding options to purchase shares of i360 common stock will convert into options to purchase shares of our Common Stock at a 1:0.3 exchange ratio (an aggregate of 4,416,000 InfoCast Share Purchase Options and 1,030,803 InfoCast Employee Options). The transaction, which has been approved by the boards of directors of InfoCast and i360, is subject to certain conditions, including the approval of the transaction by the stockholders of i360 and the Company, successful completion of any regulatory approvals and certain other conditions.

         In March and April 2000, we raised $6,000,000, before commissions and expenses, by way of convertible subordinated debentures. These 7% convertible subordinated debentures pay interest semi annually, are convertible into shares of our Common Stock and have common stock purchase warrants attached to them.

         In April 2000, we issued warrants to purchase 200,000 shares of Common Stock at an exercise price of $6.50 per share to Small Caps Online LLC, a registered broker-dealer focused on identifying emerging growth companies in the healthcare and information technology sectors.

Background

         The ability to deliver information to anyone, anywhere and at any time, remains the cornerstone objective of today's communications systems. This is the case whether that information is transmitted over a private or public network (including the Internet), via computers, telephone and/or satellite.

         We believe that rapid growth of the Internet, electronic commerce and corporate intranets is an indication that companies and individuals are continuing to increase their use of corporate and home-based systems to send and receive ever more complex information.

         The technological dilemma facing suppliers of information, and those wanting to receive it, is the inability of the various networks, operating systems, communication protocols and communications systems to interface seamlessly. This situation is analogous to people from different countries with different languages all trying to communicate at once without benefit of translation.

         A business opportunity exists in the near term for the deployment of technology that links different network infrastructures so that information can be either: (i) accessed remotely in near real-time across dedicated networks; or
(ii) reduced with regard to the fidelity and resolution of its content and then accessed through the Internet.

         As an emerging application service provider, our focus is on developing the infrastructure to enable customers to access the best software applications via a standard web browser and Internet access without regard to geographical point of origin, underlying network architecture or personal computer make or model.

Our Information Hubs

         In order to host our customized and third-party software applications, we are developing a network of strategically placed data centers, which we refer to as information hubs or i-Hubs. We expect each installation to be implemented on Sun Microsystems servers using Sun Solaris, Netscape and Java-related technologies, which we believe will provide a high level of reliability, scalability and performance. To date, we have completed the installation of two information hubs based on the following server platforms:

         Calgary, Canada:
         o  One Sun Microsystems Enterprise 10,000 server
         o  Ten Sun Microsystems Netra T-1 servers
         o  Four Sun Microsystems Enterprise 250 servers
         o  Two Sun Microsystems 450 servers

         Toronto, Canada:
         o  Four Compaq 450 servers
         o  Five Sun Microsystems Netra T-1 servers
         o  2 PII 450 web  servers
         o  1 PII 450  firewall
         o  1 Cisco  7200  router
         o  1 Cisco 1600 router
         o  2 Cisco switches
         o  1 PII 450 database server

         Both information hubs were commercially operational as of December 1999, and we expect to expand these information hubs and/or install additional information hubs across North America as needed.

         In addition to the hosting servers, we anticipate that each operational information hub will provide customers with the following:

         o  physical security;
         o  uninterruptable  power  supply with  optional  generator  backup;
         o  disaster recovery plan;
         o  guaranteed  quality of service levels;
         o  help desk  support;
         o  highly  reliable  Internet access; and
         o  network monitoring and supervision.

         To execute our information hub strategy, we either have established, or are currently negotiating to establish the following strategic relationships:

         Sun Microsystems, Inc. We have negotiated an agreement with Sun Microsystems pursuant to which we have been designated under Sun Microsystems' ServiceProvider.com(TM) program. Under this agreement, we have no minimum financial commitments, but are entitled to purchase equipment from Sun Microsystems at a minimum prescribed discount from Sun Microsystems' list prices. The program does not include any exclusivity arrangements. As a participant in this program, we now have access to preferential pricing and service treatment from Sun Microsystems, as well as:

         o a recognized network and Internet computer alliance with worldwide service and support;
         o a stable operating system environment, further enabled by the networking capability of Sun Microsystems' Java programming language and environment;
         o a clear and distinctive processing performance that meets the challenges of network computing;
         o solid communication tools and programs to support global network connectivity;
         o Internet firewall technology that provides support users with seamless access; and
         o professionals worldwide who can support complex network designs and problems.

         AT&T Canada We have entered into a non-binding letter of understanding with AT&T Canada that provides that the parties will endeavor to negotiate and execute the following agreements: (i) a development and supply agreement whereby we would supply software learning products for co-marketing with AT&T Canada;
(ii) a telecommunications agreement whereby AT&T Canada would provide the telecommunications services necessary to facilitate the delivery of such products to customers and (iii) a cooperative marketing agreement whereby the parties would work jointly to market and promote future products and services. In addition, we are currently negotiating an arrangement that would define how both AT&T Canada and InfoCast Corporation will offer the virtual call center application being developed by us to AT&T Canada's customers. To date, we have entered into the telecommunications agreement with AT&T Canada, which defines pricing levels. We do not have any financial commitments pursuant to such agreement. We intend to negotiate the remaining agreements over the balance of fiscal 2001. We cannot assure you that we will reach any such other agreements. Such agreements with AT&T Canada would provide us with:

         o   a  relationship   with  a  recognized   global   telecommunications
             provider;
         o connectivity between our information hubs and the information users;
         o   a marketing  channel to access potential  customers;  and
         o   access to North American and international call center markets.

Our Customized Software Applications

Virtual Call Center Application

         The traditional method of providing customer support has been to establish a call center whereby customer service representatives, located in a central "brick and mortar" facility, respond to incoming client inquiries or make outgoing calls via telephone banks. Typically, call centers are used for help desk functions, telemarketing, catalog order taking and debt collection. Traditional call centers are generally limited by the following:

         o physical limitations with respect to the number of customer service agents able to work based on the telephone lines and desks available, which in turn limits the volume of calls that can be handled;
         o   employee  dissatisfaction  and high  turnover;
         o   high  operational costs; and
         o   difficult to staff for cycles in call frequency.

         We believe that outsourcing of call centers is gaining popularity in North America and Europe and there is emerging a number of firms offering call center outsourcing and management.

         The virtual call center application we have developed would enable customer service representatives to be located anywhere, without having to be present at a central "brick and mortar" facility, and would allow a caller or customer to reach a trained customer service representative at any time, from almost anywhere. The customer service representative would also be able, if necessary, to have secure access to a merchant's in-house database. Customer data would be protected by a dedicated (non-shared) network that uses password access and firewalls to provide security, yet would be fully accessible via a computer network or through a toll-free dial up service.

         Our concept of a virtual call center is predicated on the ability to provide the communication software that allows the customer service representative, the buyer and the vendor to be linked together in real-time via computers. The application that we have developed will enable a high volume of inbound customer calls to be routed (without the caller knowing where the call is going) to a customer service representative who could be located anywhere, and who would answer and service the call. The customer service representative would be able to accept calls, immediately access the merchant's database, locate the appropriate product/service and process the caller's request immediately. The virtual call center application is expected to provide the necessary communications linkage and speed to allow all three parties to interact in real-time.

         We expect that our virtual call center application will provide the technology that: (i) converts a call from analog (voice) to digital (information) so it can be transported over a data line; (ii) routes a call from the caller to the appropriate customer service representative based on the needs of the caller and skills and availability of the customer service representative (for example, a caller may indicate his or her preference for a customer service representative that speaks a certain language and if such a representative is available, the call will be routed to such a representative); (iii) provides the customer service representative with access to the business' database, including both product and caller specific information; and (iv) converts the call back into analog so the caller can communicate with the customer service representative, all of which would take place in a secure, supervised environment. We use Voice Over-IP technology to convert calls from analog to digital and back again. While we do not intend to develop the Voice Over-IP software itself, we believe we have successfully selected appropriate vendors to implement such technology. The application that we have developed would also support automated call distribution (routing) and interactive voice response (choosing options by pressing touch tone numbers on a phone), as well as forward-looking call center technologies such as unified messaging (combining voice mail, e-mail and facsimile) and web-based help desks.

         The essential elements of the virtual call center application that we have developed include:

         o skills-based routing, which routes calls to the appropriate customer service representative based on predetermined parameters, such as language;
         o secure access to a business' database, including both customer specific and product information;
         o   conversion of the call to and from digital and analog; and
         o   training and supervision of customer service representatives.

         The virtual call center application that we have developed is expected to result in the support of multiple customers with a single customer service representative from any geographical location. This would result in: (i) the customer service representative not being limited to a traditional "brick-and-mortar" call center building and (ii) the application enabling a single customer service representative to service multiple vendors and access corporate data from each vendor, regardless of any security measures, such as firewalls, which the vendor may have selected as its corporate standard.

         Virtual call centers would allow customer service representatives to work from home, resulting in lower costs and greater employee satisfaction. Using our technology, we expect that virtual call centers will be able to provide all the features of a traditional call center, while reducing capital and human resource overhead. Accordingly, businesses would be able to service existing and new clients with better cost structures, while both enhancing levels of service and reducing costly employee turnover.

         We have completed the testing and demonstration phase of development with respect to our virtual call center application and the application is now commercially available. There can be no assurance that we will be able to complete the deployment of our virtual call center application as scheduled or at all because we may not be able to (i) raise the additional funds required to complete such deployment and (ii) attract and retain technologically skilled employees. In addition, there can be no assurance that a substantial market for our virtual call center application will develop and grow.

Distance Learning Application

         Traditionally, in order for a business to provide training to its employees, the business would bring an on-site instructor to the business' offices and hold instructor-led classes. The drawbacks of holding such classes include the difficulty and cost of assembling employees in a physical space and the loss of productive work time. More recently, instructor-led training has been augmented through the use of video conferencing, which has saved the expense of physically assembling trainees, but still has many of the same drawbacks as live on-site classes.

         During the multimedia training boom of the early 1990's, CD-ROM became the de-facto standard for content delivery. Businesses would purchase sufficient software licenses to cover the number of employees to be trained. Each trainee would then install a CD-ROM containing the course material on his or her computer and commence the training on an individual basis. One problem with CD-ROMs is that they do not permit the customization required by large, technologically sophisticated and globally oriented companies. Additionally, CD-ROM training does not provide the sense of community and shared learning offered by the conventional classroom environment. While CD-ROMs increase flexibility in terms of where and when employees can be trained, CD-ROMs do not provide any interaction, monitoring or feedback, or the ability to customize programs.

         The factors driving people and businesses to seek training include:

         o   business   requirements  for  staff  to  be  certified  in  certain
             technologies in order to assure performance and productivity;
         o   corporate downsizing,  resulting in increased training requirements for ex-staff as well as for employees who perform multiple job tasks that require knowledge of various jobs;
         o the proliferation of computers and networks throughout all levels of organizations, increasing the number of employees who need training; and
         o the continuous introduction and evolution of new technologies, contributing to the need for continuing education.

         The distance learning application that we have developed will enable learners to access digital content through a standard browser interface.
Trainees will be able to interact with subject matter to enhance and support their learning endeavors. By having the tools to interact with career and instructional experts, 24 hours a day, seven days a week, through e-mail, chat rooms and other real-time collaborative tools across the Internet or a dedicated network, we believe we will be able to offer a higher level of service, compared to our potential competitors. We believe that through the distance learning application we have developed, a business will be able to train its employees with the best features of live training courses without the associated drawbacks and at a much lower cost.

         An important component of the distance learning application that we have developed is the learning management system. The learning management system consists of proprietary software developed by us that will support multiple corporations and learning organizations that offer course content on-line. The software was designed from the ground up with role-based security (different users have access to different aspects of the network), multiple language support and multi-enterprise billing and tracking facilities. Acting as a "security blanket" around the content, the learning management system will permit other organizations to embed their web-based training content without fear of losing intellectual property over the Internet and still permit that organization's employees to remotely access their training.

         The distance learning application that we have developed would provide access to:

         o a group of tutors who are expert in their field and who would give guidance to learners in real time;
         o   a team that gives learners guidance with career development;
         o a library of high quality courses in single units or as part of a curriculum; and
         o software tools to help busy faculty members develop or customize courses rapidly.

         Our distance learning application is expected to deliver skills-based interactive multimedia content to corporate, academic and retail learners. We expect the distance learning application to differentiate itself from other training methodologies by delivering a complete learning solution over any network, including the Internet. We expect that the technology we have developed will provide content vendors with confidence that their intellectual property will not be compromised and will allow self-paced learning to maximize personal and career success of learners over their lifetime. We expect the distance learning application to support the learner with live on-line telephone coaching within a standard Internet browser (i.e., Netscape Navigator or Internet Explorer) and enable the learner to access a browser for interactive learning, producing a more collaborative learning experience. In addition, we expect the application to enhance conventional classroom-based and current distance learning delivery methods.

         We have entered into agreements with ITC Learning Corporation pursuant to which we purchased from ITC Learning Corporation the distribution rights for all current and future ITC Learning Corporation education and training products and will become ITC Learning Corporation's exclusive distance learning technology distributor for the delivery of educational material for the State of California. Pursuant to an agreement dated December 15, 1998, as amended by a letter agreement dated March 12, 1999, between us and ITC Learning Corporation, we purchased from ITC Learning Corporation the distribution rights for all current and future ITC Learning Corporation education and training products in consideration for $975,000 in respect of the first 150,000 user licenses and based on a shared revenue formula for user licenses in excess of 150,000. We paid the first $500,000 of the initial $975,000 purchase price in March 1999 and the final $475,000 of the initial $975,000 purchase price in April 1999. In June 1999, we entered into an agreement with ITC Learning Corporation pursuant to which we will become ITC Learning Corporation's exclusive distance learning technology distributor for the delivery of educational material for the State of California for consideration of $2,000,000. We paid this amount in three installments in August, September and October 1999.

         We have recently completed the testing and demonstration phase of development with respect to our distance learning application and such application is now commercially available. There can be no assurance that we will be able to complete the deployment of our distance learning application as scheduled or at all because we may not be able to (i) raise the additional funds required to complete such deployment, (ii) enter into agreements with appropriate content and network providers and (iii) attract and retain technologically skilled employees. In addition, we cannot assure you that a substantial market for our distance learning application will develop and grow. To date we have entered into an agreement to provide products and services totaling up to $1.2 million to be delivered during the next 12 months.


Hosting Third-party Software Applications

         In addition to its customized applications, we host third-party applications and support e-commerce initiatives. Our information hubs will permit businesses to outsource certain components of their computing systems, including e-mail messaging, remote backup of databases, software development and testing platforms. By outsourcing these components, businesses would not have to own or manage their own complex computer systems. This would also provide businesses access to up-to-date, highly scalable, reliable and flexible technology that they might otherwise not be able to afford due to the high capital costs involved and the necessity of hiring, training and retaining experienced computer personnel. We believe that businesses will employ selective information technology outsourcing to increase competitiveness or gain access to new resources and skills.

         We have established a strategic alliance with Computer Associates International Inc., (CA) Services designed to combine CA's robust eBusiness infrastructure solutions and Enterprise Delivery Center (EDC) capabilities with our application service provider services and technology. CA will be building an EDC in our Calgary, Alberta office. We have committed to use $1,835,300 in development services from CA during the first year of this relationship, beginning July 1, 2000, on a best efforts basis. CA will provide us with various personnel resources and pricing discounts on products and services. We believe that as a result of this alliance, organizations around the world will be able to cost- effectively leverage some of the most advanced eBusiness solutions currently available.

         Our third party application hosting has been commercially available since December 1999. However, there can be no assurance that a substantial market for the hosting of third-party applications will develop and grow.

Marketing and Sales Strategy

         Our marketing strategy will be to bundle our services with the existing products and services of companies such as AT&T Canada, with whom we have a non-binding letter of intent and with whom we are in the process of negotiating an agreement; Sun Microsystems, Inc. under the ServiceProvider.com(TM) program; CA, and companies whose third-party applications we will host. We believe that the existing customer relationships will provide us with a sales advantage. We will employ a small direct sales force of approximately 12 salespeople with both selling and technical expertise, to support the initiatives of these companies as well as to focus on a limited number of targeted customers/niche markets. In addition, we plan to market our services through attendance at tradeshows, advertising and articles in industry periodicals, referrals from customers and our website. To date, we have had limited sales.

         A major component of our marketing and sales strategy is the pricing structure for our services which will be offered to customers on a per-use basis, which will allow customers the ability to pay only for what they use, thus converting a fixed cost into a variable one. We believe that this flexible pricing strategy will be very attractive to potential customers.

Competition

         The market for our products and services is highly competitive and subject to rapid technological change. There are many companies that act as application service providers, offering third-party application hosting to their customers, including U.S. Internetworking Inc., FutureLink Corp. and Corio Inc. Our management does not know of any other company currently offering the virtual call center and distance learning applications developed by InfoCast
Corporation. With respect to the distance learning application that we are developing, competition currently consists of many companies offering learning via CD-ROM and the Internet, including SmartForce, DigitalThink, Inc. and click2learn.com, inc. With respect to the virtual call center application that we are developing, competition currently consists of the many traditional brick and mortar call centers, including Convergis Corp. and APAC Customer Services Inc. We believe that our ability to compete depends on many factors both within and beyond our control, including the success of our marketing and sales efforts and those of our competitors, the price and reliability of our products and services and those of our competitors and the timing and market acceptance of our products and services and those of our competitors. Competitors may quickly deploy products and e-commerce technology that could limit our expansion. We expect competition to increase in the future. Many of our potential competitors have substantially greater financial, technical and marketing resources than we do. Increased competition could materially and adversely affect our business, financial condition and results of operations. We cannot assure you that we will be able to compete successfully.

Intellectual Property and Other Proprietary Rights

         Our success is dependent in part on intellectual property rights, including information technology, some of which is proprietary to us such as our software that comprises the learning management system, a filtering engine, a corporate hosted e-mail service that integrates our filtering engine with industry standard e-mail and directory servers from Netscape and Sun
Microsystems, a methodology that allows us to rapidly host applications from independent software vendors on our information hub, and various software integration tools. We rely on a combination of nondisclosure agreements, technical measures, trade secret and trademark laws to protect our proprietary rights. We do not presently hold any patents for our existing products or services and presently have no patent applications pending. We have entered into confidentiality agreements with most of our employees, and anticipate that any future employees will also enter into such agreements. We also attempt to limit access to and distribution of proprietary information. There can be no assurance that the steps taken by us in this regard will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use or take appropriate steps to enforce intellectual property rights. In addition, there can be no assurance that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Further, the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. Our failure to protect our proprietary information could have a material adverse effect on our business, financial condition and results of operations.

         From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are used by us. We may need to take legal action to defend ourselves against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. We may also need to take legal action to enforce and protect our trade secrets and our other intellectual property rights. Any such litigation could be costly and cause diversion of management's attention, either of which could have a material adverse effect on our business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of our proprietary rights, subject us to significant liabilities (including possible indemnification of our customers), require us to secure licenses from third parties or prevent us from manufacturing or selling our products or services, any one of which could have a material adverse effect on our business, financial condition and results of operations. We have not been a party to any such litigation to date. We have not conducted a formal patent search relating generally to the technology used in our products or services. In addition, since patent applications in the United States are not publicly disclosed until the patent issues and foreign patent applications generally are not publicly disclosed for at least a portion of the time that they are pending, applications may have been filed which, if issued as patents, would relate to our products or services. Software comprises a substantial portion of the technology in our products. The scope of protection accorded to patents covering software-related inventions is evolving and is subject to a degree of uncertainty that may increase the risk and cost to us if we discover the existence of third-party patents related to our software products or if such patents are asserted against us in the future. Patents have been granted recently on fundamental technologies in software, and patents may issue which relate to fundamental technologies incorporated into our products or services.

         While we employ proprietary software technology and algorithms and conduct ongoing research and development, our future success will depend in part upon our ability to keep pace with advancing technology, evolving industry and changing customer requirements in a cost-effective manner. There can be no assurance that our proprietary software technology and algorithms will not be rendered obsolete by other technology incorporating technological advances designed by competitors that we are unable to incorporate into our products or services in a timely manner.

         The market for our products and services is characterized by rapidly changing technologies. The rapid development of new technologies increases the risk that current or new competitors could develop products or services that would reduce the competitiveness of our products or services. Our success will depend to a substantial degree upon our ability to respond to changes in technology and customer requirements. This will require the timely selection, development and marketing of new products or services and enhancements on a cost-effective basis. The development of new, technologically advanced products or services is a complex and uncertain process, requiring high levels of innovation. The introduction of new and enhanced products or services also requires that we manage transitions from older products or services in order to minimize disruptions. There can be no assurance that we will be successful in developing, introducing or managing the transition to new or enhanced products or services or that any such products or services will be responsive to technological changes or will gain market acceptance. Our business, financial condition and results of operations would be materially adversely affected if we were to be unsuccessful, or to incur significant delays, in developing and introducing such new products, services or enhancements.

Employees

         At May 31, 2000, we had 50 full-time employees. None of our employees is represented by a collective bargaining agreement nor have we experienced any work stoppage. We consider our relations with our employees to be good.

                                    GLOSSARY

         Application Service Provider (ASP): An application service provider is a company that offers individuals or enterprises electronic access to application programs and related services that would otherwise have to be located in their own personal or enterprise computers.

         Architecture: In the context of computers, servers and networks, architecture is a term applied to both the process and the outcome of thinking out and specifying the overall structure, logical components, and the logical interrelationships of a computer, a server, their operating systems, and a network.

         Automated Call Distribution: Automated Call Distribution involves the use of a telephone facility that manages incoming calls and handles them based on the number called and an associated database of handling instructions. Companies offering sales and service support use this function to validate callers, make outgoing responses or calls, forward calls to the right party, allow callers to record messages, gather usage statistics, balance the use of phone lines, and provide other services.

         Browser: A program that allows a person to read hypertext. A browser gives some means of viewing the contents of nodes (or "pages") and navigating from one node to another. Netscape Navigator is an example of a browser for the World Wide Web.

         Call Center: A call center is a central place where customer and other telephone calls are handled by an organization, usually with some amount of computer automation. Typically, a call center has the ability to handle a considerable volume of calls at the same time, to screen calls and forward them to someone qualified to handle them, and to log calls. Call centers tend to be used by large organizations that use the telephone to sell or service products and services.

         CD-ROM: CD-ROM technology is a format and system for recording, storing, and retrieving electronic information on a compact disk that is read using a laser optical drive.

         Distance Learning: A type of education where students work on their own at home or at the office and communicate with faculty and other students via e-mail, electronic forums, videoconferencing and other forms of computer-based communication.

         Firewall: A firewall is a set of related programs, located on the server functioning as an entry point into a network, that protects the resources of that network from users from other networks.

         Information Technology (IT): Information Technology is an umbrella term used to describe all forms of technology used to create, store, exchange, and use information in its various forms.

         Interactive Voice Response: Interactive voice response "gives data a voice." By using the touch tones on a telephone keypad, or in some cases, the spoken voice, a caller can request, manipulate, and in some cases modify data that resides on a "host" database somewhere. Typical applications include: banking by phone, checking airline reservations by phone, checking credit card balance by phone and registering for college courses by phone. The technology is "interactive" because the user is prompted for information by the system. For example, in a banking by phone application, the system will ask a caller to enter its account number from the telephone keypad. After the caller enters its number, the system interacts with the caller further by giving the caller additional options.

         Interface: A boundary across which two systems communicate. An interface might be a hardware connector used to link to other devices or it might be a convention used to allow communication between two software systems. Often there is some intermediate component between the two systems that connects their interfaces together.

         Java: Java is a programming language expressly designed for use on the Internet. Java can be used to create complete applications that may run on a single computer or be distributed among servers and clients in a network. It can also be used to build small application modules, or applets, for use as part of a web page. Applets make it possible for a web page user to interact with the page.

         Netra T-1 Server: A computer server developed by Sun Microsystems Inc. which is designed for and aimed specifically at the needs of Internet and application service providers.

         Network: Any system designed to provide one or more access paths for communications between users at different geographic locations. Communications networks may be designed for voice, text, data, facsimile image and/or video. They may feature limited access (private networks) or open access (public networks) and will employ whatever switching and transmission technologies are appropriate.

         Operating System (OS): An operating system is the program that, after being initially loaded onto the computer, manages all the other programs in a computer. Examples of operating systems include DOS and Windows.

         Server: A server is a computer program that provides services to other computer programs in the same or other computers. The computer that a server program runs in is frequently referred to as a server (though it may contain a number of server and client programs).

         Sun Solaris: Sun Solaris is Sun Microsystems Inc.'s version of the UNIX operating system, including networking software, a windows environment and a graphical user interface.

         Unified Messaging: The communication application that combines e-mail, voicemail and facsimile.

         Virtual: The term virtual means the quality of effecting something without actually being that something.

         Virtual Private Network (VPN): A virtual private network is a private data network that makes use of the public telecommunication infrastructure, maintaining privacy through the use of various security procedures such as data encryption.

         Voice Over-IP (VoIP): Voice Over Internet Protocol is a term used for a set of facilities and programs that manage the delivery of voice information, such as telephone calls, over the Internet.

Item 2. Properties

         Our corporate headquarters are located in 2,190 square feet of leased office space in Chicago, Illinois and our operational headquarters are located in 6,457 square feet of leased office space in Toronto, Canada. HomeBase Work Solutions has offices located in 6,400 square feet of leased office space in Calgary, Canada. Our lease in Toronto, Canada expires in May 2004, our lease in Chicago, Illinois expires in March 2002 and the HomeBase Work Solutions lease in Calgary expires in August 2005. Along with our subsidiaries, we also lease other facilities that are not material to our business. We believe that our existing facilities are adequate for our needs for the foreseeable future and that if we need additional space, it will be available on favorable terms.

Item 3.  Legal Proceedings

         We are not currently involved in any material legal proceedings. From time to time, however, we may be subject to claims and lawsuits arising in the normal course of business.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of the Company's fiscal year ended March 31, 2000.

                                     PART II

Item 5.  Market  for  Registrant's  Common  Stock and  Related  Security  Holder
         Matters

         The  Company's  Common  Stock is  currently  traded on the OTC Bulletin
Board under the symbol "IFCC." Prior to changing its name to InfoCast Corporation on December 31, 1998, its Common Stock traded on the OTC Bulletin Board under the symbol "GNRS." The following table sets forth the high and low prices on the OTC Bulletin Board for the periods indicated, as reported by the OTC Bulletin Board (as adjusted to reflect a 2 for 1 stock split effected on October 20, 1998). The Company's Common Stock commenced trading on August 7, 1998. Such prices represent quotations between broker-dealers, do not include retail mark-ups, mark-downs or commissions, and may not necessarily reflect prices in actual transactions.

                                                             High        Low
                                                             ----        ---
1998
Third Quarter (August 7, 1998 to September 30, 1998)......  $ 0.63      $0.25
Fourth Quarter (October 1, 1998 to December 31, 1998).....  $ 5.25      $0.19

1999 (January 1, 1999 to March 31, 1999)
First Quarter.............................................  $ 7.00      $4.25

2000 (April 1, 1999 to March 31, 2000)
First Quarter.............................................  $10.12      $4.50
Second Quarter............................................  $13.00      $7.00
Third Quarter.............................................  $ 8.88      $5.56
Fourth Quarter............................................  $10.25      $5.81


Holders

         As of June 1, 2000, there were 244 holders of record of the Company's Common Stock.

Dividends

         The Company has not paid cash dividends on its Common Stock since its inception and does not intend to pay cash dividends on its Common Stock for the foreseeable future. The Company intends to reinvest future earnings, if any, in the development and expansion of its business. The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon the Company's earnings, capital requirements and financial position, general economic conditions and other relevant factors.

Sale of Unregistered Securities

         The following unregistered securities were issued by the Company during the quarter ended March 31, 2000:


                                                      Number of Shares           Offering/
       Date of             Description of           Sold/Issued/Subject          Exercise
    Sale/Issuance         Securities Issued        To Options or Warrants     Price Per Share         Notes
    -------------         -----------------        ----------------------     ---------------         -----

January 1, 2000         Warrants                             12,500               $7.62
January 27,  2000       Common shares                       200,000               $           Issued under terms of Minutes of
                                                                                              Settlement with ACT
January 28, 2000        Common Shares                         5,000               $           Exchange of InfoCast Canada
                                                                                              exchangeable shares into InfoCast
                                                                                              common shares
February 1, 2000        Options                             175,000               $1.00       Granted to a consultant under the
                                                                                              1998 Stock Option Plan
February 11, 2000       Warrants                             56,000               $5.00
February 18, 2000       Options                              20,000               $7.00       Granted to an employee under the
                                                                                              1999 Stock Option Plan
February 24, 2000       Common shares                       500,000               $           Received 150,000 common shares of
                                                                                              a publicly-traded company  as
                                                                                              consideration
February 29, 2000       Options                             100,000               $8.63       Granted to an employee under the
                                                                                              1999 Stock Option Plan
March 3, 2000           Common shares                     1,395,699               $           Exchange of InfoCast Canada
                                                                                              exchangeable shares into InfoCast
                                                                                              common shares
March 16, 2000          Common shares                         5,000               $           Exchange of InfoCast Canada
                                                                                              exchangeable shares into InfoCast
                                                                                              common shares
March 20, 2000          Common shares                        73,139               $           Exchange of InfoCast Canada
                                                                                              exchangeable shares into InfoCast
                                                                                              common shares
March 30, 2000          Common shares                        10,347               $           Exchange of InfoCast Canada
                                                                                              exchangeable shares into InfoCast
                                                                                              common shares
March 31, 2000          Share Purchase                      388,889               $7.50       As part of the convertible
                        Warrants                                                              subordinated debenture financing
March 31, 2000          Agent Share Purchase                 97,222               $7.50       As part of the convertible
                        Warrants                                                              subordinated debenture financing

         The issuance of these securities is claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. There were no underwriting discounts or commissions paid in connection with the issuance of any of these securities.

Item 6.   Selected Financial Data

         The selected financial data set forth below are derived from our financial statements included elsewhere in this Report and are qualified by reference to and should be read in conjunction with such financial statements, including the notes thereto, and "Management's Discussion and Analysis of
Financial Condition and Results of Operations" included elsewhere in this Report. The financial statements as of and for the year ended March 31, 2000, the three months ended March 31, 1999, the year ended December 31, 1998 and the period from July 29, 1997 (inception) to December 31, 1997 have been audited by Ernst & Young LLP, independent certified public accountants. The information for the three months ended March 31, 1998 is unaudited and, in the opinion of our management contains all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position and results of operations at such dates and for such periods. The historical results for the periods ended December 31, 1997 and 1998 and March 31, 1998 are those of Virtual Performance Systems. The historical results are not necessarily indicative of the results of operations to be expected in the future.


                                 Year ended                                                                         Period from
                               March 31, 2000          Three months ended March 31,                                 July 29, 1997
                               --------------          ----------------------------              Year ended         (inception) to
Statement of                                            1999                1998             December 31, 1998    December 31, 1997
                                                        ----                ----             -----------------    -----------------
Operations Data:
Revenues...................      $   305,754         $       --           $43,446            $ 43,446                  $  3,508
General,
administrative and
selling expense............      $ 7,391,128         $  635,334           $42,494            $375,302                  $ 47,954
Stock option
compensation
expense....................      $13,351,908         $2,256,938           $    --            $     --                  $     --
Research and
development
expense....................      $ 5,186,265         $  162,914           $19,703            $ 88,180                  $ 51,257
Interest and
loan fees..................      $ 1,913,482         $   23,562           $    --            $     --                  $     --
Amortization...............      $ 4,315,180         $    4,144           $    --            $     --                  $     --
Depreciation...............      $   495,401         $    5,507           $   870            $  3,836                  $    458
Total expenses.............      $32,653,364         $3,088,399           $63,067            $467,318                  $ 99,669
Interest income............      $   132,057         $    4,478           $    --            $     --                  $     --
Net loss
for the period.............      $31,151,184         $3,083,921           $19,621            $423,872                  $ 96,161
Net loss per share.........      $      1.37         $     0.27           $478.56            $   0.55                  $  2,345

                                                    As of March 31,                         As of December 31,
                            ----------------------------------------------------    ---------------------------------
Balance Sheet Data:                 2000                1999            1998               1998                1997
                                    ----                ----            ----               ----                ----
Cash and cash
equivalents................      $ 3,637,931         $3,092,445       $      --         $   25,595          $     301
Working capital............      $ 5,823,306         $2,840,129       $(126,785)        $(564,601)          $(106,438)
Total assets...............      $34,569,481         $4,025,076       $  47,510         $  143,467          $ $28,604
Long term debt and
obligations under
capital leases,
excluding current
portion....................      $ 4,302,836         $       --       $      --         $      --           $      --
Stockholders'
equity.....................      $22,295,007         $3,493,112       $(115,376)        $(496,667)          $ (94,459)



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

         The following discussion should be read in conjunction with our historical financial statements and notes thereto included elsewhere in this Report.

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1936, as amended, which are intended to be covered by the safe harbors created thereby. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, competition, product acceptance and changing technology. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Overview

         We are an emerging company that has developed the infrastructure to enable us to host both our own customized and third-party software applications that can be accessed remotely by businesses and their employees. This infrastructure consists of: computer hardware purchased from third parties; software applications; and communication connections over private and public networks, including the Internet. We are now entering the commercialization phase and plan to provide our customers with access to our infrastructure and hosted applications on a per use basis. Companies providing such services have recently come to be known as application service providers or "ASPs."

         We have incurred operating losses since our inception in July 1997. We have had limited sales of our products and services on a commercial basis. We have sustained ourselves through the sale of our Common Stock and warrants to purchase Common Stock in a series of private placements, the issuance of convertible debentures and shareholder loans. On a long term basis, we will need to raise additional funds through private or public financings, strategic or other relationships. There can be no assurance that such funds will be available on commercially reasonable terms in the future.

         We acquired HomeBase Work Solutions in May 1999 in exchange for 3,400,000 shares of InfoCast Canada, which shares are exchangeable into Common Stock of the Company. The HomeBase Work Solutions acquisition provided us with the core technology for our information hub strategy. The acquisition also introduced third-party application hosting initiatives to the Company which will be hosted on our information hubs. The virtual call center application and distance learning library developed by us will also be hosted on the information hubs.

         Effective for the period ended March 31, 1999 we changed our fiscal year end from December 31 to March 31. Therefore, financial statements have been prepared for the three month transition period ended March 31, 1999.

Results of Operations

Year ended March 31, 2000 vs. year ended March 31, 1999

         Revenue increased from zero for the year ended March 31, 1999 to $305,754 for the year ended March 31, 2000 as we began to earn hosting and distance learning revenues, received revenue from the sale of computer equipment and performed miscellaneous consulting services during the period ended March 31, 2000.

         Interest income increased from $4,478 for the year ended March 31, 1999 to $132,057 for the year ended March 31, 2000. The proceeds received from the private placements in 1999 were invested in short term deposits which generated interest income for us during the year ended March 31, 2000, consistent with our investment policy.

         General, administrative and selling expenses increased from $968,142 for the year ended March 31, 1999 to $7,391,128 for the year ended March 31, 2000. The consolidation of the operations of HomeBase Work Solutions for the period May 13, 1999 to March 31, 2000 accounted for $382,000 of the increase. We had seven more employees involved in general, administrative and selling functions in the year ended March 31, 2000 than for the same period ended March 31, 1999, contributing approximately $540,000 to the increase in expenses. We paid consulting fees to three additional consultants during the year ended March 31, 2000 compared to the same period ended March 31, 1999 resulting in an increase in consulting fees of approximately $1,214,000 for the year ended March 31, 2000. Investor relations costs of $1,143,465 were incurred for the year ended March 31, 2000. Additional rent expenses of $127,000 were incurred for the two U.S. offices that were not open in September 1998 and the expanded Toronto office space. We expensed $644,000 for warrants issued for services during the year ended March 31, 2000 and expensed an additional $439,800 related to common stock issued for services during the year ended March 31, 2000. We incurred sales and marketing expenses related to the Call Center Learning Solutions On-Line Inc. joint venture of $198,000 during the year ended March 31, 2000.

         Stock option compensation expense increased from $2,256,938 for the year ended March 31, 1999 to $13,351,908 for the year ended March 31, 2000. This increase is due to the amortization of the deferred compensation amount resulting from the grant of stock options to various individuals involved in the management and operations of the Company.

         Research and development expenses increased from $231,391 for the year ended March 31, 1999 to $5,186,265 for the year ended March 31, 2000. This increase is primarily due to continued efforts to develop and expand our product offerings. We incurred expenses of approximately $607,000 from the write off of advances made to ACT which had been used to fund development expenses related to the electronic conversion of courseware in the year ended March 31, 2000. We also wrote off a $95,000 receivable from ACT to research and development expense during the year ended March 31, 2000. We also expensed $1,337,500 which was the value attributed to the 200,000 common shares issued to two ACT shareholders during the year ended March 31, 2000. The consolidation of the operations of HomeBase Work Solutions for the year ended March 31, 2000 accounted for $1,639,000 of the increase. We had nine more employees involved in research and development functions in the year ended March 31, 2000 than for the same period ended March 31, 1999, contributing approximately $663,000 to the increase in expenses. We paid consulting fees to the same number of consultants during the year ended March 31, 2000 compared to the same period ended March 31, 1999 but incurred approximately $71,000 in additional consulting fees for the year ended March 31, 2000.

         Interest and loan fees increased from $23,562 for the year ended March 31, 1999 to $1,913,482 for the year ended March 31, 2000. The convertible subordinated debentures that were issued on March 30, 2000 have a conversion feature that was in-the-money and exercisable at the date of issuance resulting in the intrinsic value of the feature of $1,913,482 being charged to interest expense at the time the debentures were issued.

         Amortization expenses increased from $4,144 for the year ended March 31, 1999 to $4,315,180 for the year ended March 31, 2000. Amortization of the acquired intellectual property and goodwill resulting from the acquisition of HomeBase Work Solutions accounted for the majority of the increase in the amortization expense for the year.

         Depreciation expenses increased from $8,473 for the year ended March 31, 1999 to $495,401 for the year ended March 31, 2000. This increase is a result of the acquisition of additional capital assets between April 1, 1999 and March 31, 2000.

         Equity in loss of joint venture increased from zero for the year ended March 31, 1999 to $164,736 for the year ended March 31, 2000. During the year ended March 31, 2000, we became shareholders in a new company that is developing a web-enabled trading business model for crude oil and natural gas liquids and other products. As at March 31, 2000, our ownership in this company was 34.48% on a fully diluted basis.

         Deferred income taxes increased from zero for the year ended March 31, 1999 to $1,229,105 for the year ended March 31, 2000 as a result of the draw down of the deferred income tax liability created by the purchase of HomeBase Work Solutions by the Company in respect of the difference in the tax and accounting basis of various intellectual property assets.

Year ended December 31, 1998 compared to the 156 day period ended December 31, 1997

         Revenue increased from $3,508 for the 156 day period ended December 31, 1997 to $43,446 for the year ended December 31, 1998. This increase is due to the timing of the provision of one-time computer programming services, as we began providing these services at the end of 1997 and continued to provided these services in the first calendar quarter of 1998. In early 1998 we discontinued providing these consulting services.

         General, administrative and selling expenses increased from $47,954 for the 156 day period ended December 31, 1997 to $375,302 for the year ended December 31, 1998. This increase is due to the expenses being incurred for the full year ended December 31, 1998 compared to a 156 day period ended December 31, 1997 and the continuing expansion of business operations. Consulting fees were higher in 1998 as we engaged additional consultants to assist in building the management team and enhancing the business model and infrastructure of the Company. We incurred higher legal costs in 1998 as a result of legal services rendered during 1998 for the reverse takeover transaction, as well as for the HomeBase Work Solutions acquisition, both of which were completed in 1999.

         Research and development expenses increased from $51,257 for the 156 day period ended December 31, 1997 to $88,180 for the year ended December 31, 1998. This increase is due to the expenses being incurred for the full year ended December 31, 1998 compared to a 156 day period ended December 31, 1997 and the continuing expansion of our research and development efforts.

         Depreciation expenses increased from $458 for the 156 day period ended December 31, 1997 to $3,836 for the year ended December 31, 1998. This increase is a result of depreciation being incurred for the full year ended December 31, 1998 compared to a 156 day period ended December 31, 1997 and the acquisition of additional capital assets during the year ended December 31, 1998.

Liquidity and Capital Resources

Inception to March 31, 2000

         At March 31, 2000, we had cash and cash equivalents of $3,637,931 and working capital of $5,823,306. Our cash and cash equivalent position has been generated through a series of equity and debt offerings net of development stage expenditures. To date, we have generated limited revenues.

         From our inception on July 29, 1997 to January 29, 1999, Virtual Performance Systems issued 3,624,100 shares of Common Stock for cash proceeds of Cdn.$3,732 (or $2,586 in U.S. dollars as of December 31, 1999). Pursuant to the reverse takeover transaction on January 29, 1999, the shareholders of Virtual Performance Systems sold their 100% interest in Virtual Performance Systems to the Company in consideration for 1,500,000 shares of InfoCast Canada, which shares are exchangeable into Common Stock of the Company for no additional consideration. Such exchangeable shares have been deemed as shares of Common Stock of the Company because they are the economic equivalent of the Company's Common Stock. At the time of the reverse takeover, the Company (formerly Grant Reserve Corporation) had 13,580,000 shares of Common Stock outstanding which continued as shares of Common Stock of the continuing entity. Subsequent to the reverse takeover and up to March 31, 2000, we issued 3,023,333 shares of Common Stock at $1.50 per share in a private placement in March 1999, 60,000 shares of Common Stock in consideration for consulting services in March 1999, 420,000 shares of Common Stock at $5.00 per share in a private placement in June 1999, 1,879,000 shares of Common Stock at $5.50 per share in a private placement from July 1999 to November 1999. We have raised cash proceeds of $15,478,400 from these private placements, net of share issuance costs.

         In February 2000 we issued 500,000 shares of Common Stock in a private placement for which we received 150,000 shares of restricted Common Stock of another publicly traded company as consideration, of which we will retain 130,000 shares after commissions. At March 31, 2000, these 130,000 shares had a market value of $3,900,000. At May 31, 2000, the market value of these shares had decreased to $1,852,500.

         In March 2000 we issued 3,500 units of convertible subordinated debentures at $1,000 per unit for proceeds of $3,225,000, net of commissions. In April 2000, we issued an additional 2,500 units of convertible subordinated debentures at $1,000 per unit for proceeds of $2,325,000, net of commissions.

         From our inception, we have used $10,786,000 for operating activities before changes in non-cash working capital balances mainly as a result of general, administrative and selling and research and development expenditures, net of incidental revenues. We used a further $2,142,000 for the purchase of capital assets, $2,975,000 on the purchase of distribution rights and $323,000 on the placement of deposits.

         We relied on term loans from shareholders, directors and officers during the period from our inception to the completion of the March 1999 private placement to fund our operations. These loans were repaid as at June 30, 1999 from the proceeds of the private placements. We expect to use our existing cash and cash equivalents for the following:

         - We plan to continue to invest in the research and development of our information hub products and services and anticipate spending approximately $5,800,000 on these efforts from April 1, 2000 to March 31, 2001. We believe that the revenue we expect to generate and related cash collections from sales of information hub products and services will help fund the cash requirements of this division, but there can be no assurance that it will do so.

         - We will use approximately $2,000,000 from April 1, 2000 to March 31, 2001 to deploy and enhance our virtual call center application. We believe that the revenue we expect to generate and related cash collections from sales of the virtual call center application will help fund the cash requirements of this application, but there can be no assurance that it will do so.

         - We expect to use approximately $600,000 from April 1, 2000 to August 31, 2000 in the development, deployment and electronic conversion of courseware for the distance learning application. We believe that the revenue we expect to generate and related cash collections from sales of the distance learning application will help fund the cash requirements of this application, but there can be no assurance that it will do so.

         - We will use approximately $6,000,000 to fund the post-acquisition expenses of i360.

         - We will use the remaining capital resources to fund possible complementary acquisitions, develop new technologies, and other corporate working capital needs.

         We believe that our existing cash, expected revenues as well as additional proceeds we hope to receive from the completion of future potential financings will be sufficient to support our growth for approximately the next twelve months. In the event that additional financings are not completed and expected revenues and cash flows are not achieved, the Company intends to curtail its development plans and reduce expense levels significantly at the appropriate time. In such event, the Company believes that its current cash reserves will support limited activities until May 2001.

         On a long term basis, we will need to raise additional funds through private or public financing, strategic or other relationships. There can be no assurance that we will be able to raise any additional funds.

         Inflation has not been a major factor in our business. There can be no assurances that this will continue.

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

         To date, we have not experienced such problems. Computer experts have warned, however, that there may still be residual consequences of the change in centuries. For example, some software programs may have difficulty resolving the so-call "century leap year" algorithm which will also occur during the Year 2000. Any such residual consequences could result in hardware failure, the corruption or loss of data contained in our internal information system, and failures affecting our key vendors, suppliers or customers. This in turn may lead to legal action, and may otherwise also have a material adverse effect on our business, results of operations or financial condition.

New Accounting Pronouncements

         The Financial Accounting Standards Board issued Statement on Financial Accounting Standards (SFAS) No. 133, Accounting for Derivatives Instruments and Hedging Activities in 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company must adopt SFAS No. 133 in 2001. The Company does not believe the adoption of SFAS No. 133 will have a material effect on the financial position or results of operations of the Company.

         On December 3, 1999,  the SEC staff  issued Staff  Accounting  Bulletin
(SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will incorporate the guidance of SAB No. 101 in the first quarter of fiscal 2001. Management has not yet determined the impact that SAB No. 101 will have on the financial position or results of operations of the Company.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to immaterial levels of market risks with respect to changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates. To the extent that the Company consummates financings outside of Canada, the Company receives proceeds in currency other than the Canadian dollar. Most of the Company's operating expenses are incurred in Canadian dollars. Thus, the Company's results of operations will tend to be adversely affected if there is a strong Canadian dollar. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes, nor does it enter into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates.

         The Company currently holds 130,000 shares of common stock of another publicly-traded corporation. The market value of these shares is subject to fluctuation on the stock market on which these shares trade and which may adversely affect the potential proceeds when these shares are sold.

         The Company issued convertible subordinated debentures in March and April 2000, in the amount of $6.0 million which pay interest at a fixed rate of 7%. The Company is exposed to changes in interest rates as it affects the value of the debt and the Company's relative cost of capital.

         While the Company seeks to place its and cash equivalents with high credit-quality financial institutions, the Company is still exposed to credit risk for uninsured amounts held by such institutions.

Item  8.   Financial Statements and Supplementary Data

         See the Company's Financial Statements listed in the accompanying Index to Financial Statements on Page F-1 herein. Information required for financial schedules under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant


         The directors and executive officers of the Company, and their ages and positions with the Company are as follows:


         Name                    Age                 Position
         ----                    ---                 --------

Darcy Galvon                     43      Co-Chairman of the Board, Director
A. Thomas Griffis                58      Co-Chairman of the Board, Director
James Leech                      53      President, CEO and Director
Herve Seguin                     49      Chief Financial Officer and Secretary
Jennifer Scoffield               30      Vice     President,     Finance     and
                                         Administration
Carl Stevens                     53      President,  Virtual  Call  Centers  and
                                         e-Learning
Michael Sheehan                  58      Executive Vice President,  Virtual Call
                                         Center, Director
Richard Shannon                  54      President  and  CEO  of  HomeBase  Work
                                         Solutions Ltd.
Alexander "Sandy" Walsh          33      Chief Technology Officer
Glen Allmendinger                46      Director
George Shafran                   73      Director
Jeffrey S. Spindler              37      Director


         The officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's stockholders, and hold office until their death, until they resign or until they have been removed from office. The Board of Directors has established an audit committee consisting of George Shafran, Jeffrey Spindler and Glen Allmendinger.

         The following is a brief summary of the background of each director and executive officer of the Company:

         Mr. Galvon has been Co-Chairman and a director of the Company since May 13, 1999. In 1986, Mr. Galvon founded Sun MicroSystems, Inc.'s Western Canada office in Calgary, Alberta, where he was responsible for covering the transportation, utilities, education, manufacturing, retail, entertainment and software developers in Calgary and the entire province of Saskatchewan. From 1995 to the present, Mr. Galvon served as a director of Sun Computer Systems Inc. Alberta Ltd. and HomeBase Work Solutions Ltd., which was acquired by the Company in May 1999, and is currently a subsidiary of the Company. Mr. Galvon is also a director of Facet Petroleum Solutions, Inc., with which HomeBase Work Solutions has entered into a licensing and distribution agreement. He is also Chairman of the Board of HomeBase Work Solutions.

         Mr. Griffis has been the Chairman of the Board and a director of the Company since January 12, 1999 and a Co-Chairman since May 13, 1999. Since 1986, Mr. Griffis has been the founder and sole owner of Griffis International Limited, a management consulting and business development firm. Griffis International Limited has focused its activities on the structuring, financing and management of emerging companies, particularly in the natural resource and high-tech sectors.

         Mr. Leech has been President, Chief Executive Officer and a director of the Company since September 4, 1999. From 1996 until September 1999, Mr. Leech was Vice Chairman and Director at Kasten Chase Applied Research Limited, a publicly-traded data networking and wireless technology company, where he was responsible for corporate strategy, finance, administration and production. From 1993 to 1996, Mr. Leech was President, Chief Executive Officer and Director of Disys Corporation, a publicly-traded wireless technology company, which was later merged into Kasten Chase Applied Research Limited.

         Mr. Seguin has been the Chief Financial Officer of the Company since January 4, 2000. and Secretary since May 17, 2000. From 1993 to 1999, Mr. Seguin was the Vice President of Finance and the Chief Financial Officer of Promis Systems Corporation Ltd. (now PRI Automation, Inc.), a software development company, where he assisted in several rounds of public equity financing.

         Ms. Scoffield has been the Vice President, Finance and Administration of the Company since July 7, 1999. From February 1997 to June 1999, Ms. Scoffield held various positions at PRI Automation Inc. (formerly Promis Systems Corporation Ltd.), a software development company, most recently as Director, Financial Projects. From August 1996 to January 1997, Ms. Scoffield was Manager of Finance for Pet Valu Canada, Inc., a retail pet supply company. From August 1993 to August 1996, Ms. Scoffield was an accountant with Ernst & Young in the Entrepreneurial Services group where she obtained her Chartered Accountant designation.

         Mr. Stevens has been President of Virtual Call Centers and e-Learning since December 1999. From February 1997 to November 1999, Mr. Stevens held various positions at ITC Learning Corporation, most recently as President and Chief Executive Officer. From 1971 to November 1996, Mr. Stevens held a number of positions at IBM, most recently as Program Director for the Public Sector. In that capacity, Mr. Stevens was responsible for the sale of personal computers to the higher education, kindergarten, grammar school and high school markets, as well as to federal, state and local governments.

         Mr. Sheehan has been Executive Vice President of the Company's virtual call center division since July 6, 1999 and a director of the Company since January 12, 1999. He served as the Chief Executive Officer of the Company from January 12, 1999 to July 6, 1999. From 1960 to 1998, Mr. Sheehan held a number of positions at AT&T, most recently as Director of Call Center Solutions for AT&T Labs. At AT&T, Mr. Sheehan was responsible for managing the building of complex telecommunication systems and networks and helped create strategic marketing plans for introducing new AT&T services and products.

         Mr. Shannon has been the President and Chief Executive Officer of HomeBase Work Solutions Ltd. since March 1999. Since 1990, Mr. Shannon has been a founding shareholder and managing director of Baycor Capital, Inc., a merchant bank based in Calgary, Alberta, as well as a founding shareholder and director of Nevada Bob's Canada Inc., a publicly-traded golf retailer with 85 company stores and 200 franchised stores located in 10 countries.

         Mr. Walsh has been the Chief Technology Officer of the Company since May 1999. From March 1998 to April 1999, Mr. Walsh was Director of Research and Development - Business Intelligence Group for Hummingbird Communications Ltd., a data networking company where he led product conceptualization and architectural design and worked with industry partners to integrate complementary technologies. From March 1994 to February 1998, Mr. Walsh was Project Lead for Andyne Computing Limited, a data networking company of Kingston, Ontario. Prior to joining Andyne Computing Limited, Mr. Walsh held various positions in the software design field.

         Mr. Allmendinger has been a director of the Company since May 17, 2000. Mr. Allmendinger is the founder and CEO of Harbor Research, a strategic consulting and business development firm based in Boston and San Francisco. Mr. Allmendinger has been responsible for managing Harbor Research and its consulting and research activities since its inception in 1983. Mr. Allmendinger is a director of Stratepshere.com (a business intelligence portal service based in Boston), DataSweep, Inc. (a supplier of B2B supply chain software in the computing and electronics sectors based in San Jose) and Cambridge Studios (an eLearning content and tools firm based in Cambridge).

         Mr. Shafran has been a director of the Company since February 8, 1999. Mr. Shafran has been the President of Geo. P. Shafran & Associates, Inc., a management, marketing and investment consulting firm, for at least the last five years. Mr. Shafran serves as Senior Consultant for The High Performance Group and as an associate with the

Technical Analysis Corporation. Mr. Shafran is vice-chairman of The Heritage Bank and a director of NVR Mortgage, Missing Kids, International and is chairman of the Advisory Board of the AAA Potomac. Mr. Shafran also serves as a consultant to various other companies. He currently serves on President Clinton's Legislative Council of the U.S. Chamber of Commerce and on the Board of the National Capital Chapter of the American Red Cross.

         Mr. Spindler has been a director of the Company since January 2000. Mr. Spindler has been a partner with Olshan Grundman Frome Rosenzweig & Wolosky LLP, a New York City law firm, since January 1997. From November 1993 to December 1996, Mr. Spindler was associated with Olshan Grundman Frome Rosenzweig & Wolosky LLP. Prior to that time and since September 1988, he was associated with Cahill Gordon & Reindel, also a New York City law firm. Mr. Spindler is an attorney specializing in corporate matters including finance, securities regulation and mergers and acquisitions.


Item 11.   Executive Compensation

         The following table sets forth, for the Company's 2000 fiscal year, all compensation awarded to, earned by or paid to the chief executive officer ("CEO") and the four most highly compensated executive officers of the Company other than the CEO who were executive officers of the Company during the fiscal year ended March 31, 2000 and whose salary and bonus exceeded $100,000 with respect to the fiscal year ended March 31, 2000.

                                            SUMMARY COMPENSATION TABLE


                                                       Annual Compensation                       Long-Term Compensation
                                           ---------------------------------------------    ------------------------------
                                                                                Other Annual                 All Other
       Name and Principal                                                       Compensation   Number of   Compensation
            Position                Year         Salary($)        Bonus($)        ($)(1)        Options            ($)
---------------------------         ----        -----------       --------      ------------   ---------   ---------------

James Leech, President and          2000          $130,846        $10,196          ----         750,000           ----
 Chief Executive Officer            1999          $      -        $     -          ----            -              ----
                                    1998          $      -        $     -          ----            -              ----

Michael Sheehan, Chief              2000          $      -        $     -          ----            -              ----
 Executive Officer                  1999          $      -        $     -       $18,750         350,000           ----
                                    1998          $      -        $     -          ----            -              ----

Carl Stevens, President,            2000          $ 76,875        $50,000          ----         250,000           ----
 Virtual Call Centers and           1999          $      -        $     -          ----            -              ----
  e-learning                        1998          $      -        $     -          ----            -              ----


(1) Mr. Sheehan was the Company's Chief Executive Officer from January 12, 1999 to July 6, 1999. Mr. Sheehan earned $18,750 from January 12, 1999 to March 31, 1999 for his service as a consultant to the Company. Mr. Leech became the Company's Chief Executive Officer on September 4, 1999. See "Employment Agreements."

Stock Option Plans

        In 1998, the Company adopted a stock option plan (the "1998 Stock Option Plan") pursuant to which 2,250,000 shares of Common Stock have been reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options under the Code, or (ii) nonqualified stock options. Incentive stock options and nonqualified stock options may be granted to employees of the Company.

        The purpose of the 1998 Stock Option Plan is to encourage stock ownership by officers and other key employees and consultants and advisors of the Company. The 1998 Stock Option Plan is administered by the Board of Directors of the Company. The Board, within the limitations of the 1998 Stock Option Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, the option purchase price per share and the manner of exercise, and the time, manner and form of payment upon exercise of an option.

        The Company granted no stock options in the year ended December 31, 1998 and there were no option exercises in the year ended December 31, 1998. No stock options were outstanding at December 31, 1998. As of May 31, 2000, 1,950,000
options were outstanding under the 1998 Stock Option Plan at an exercise price of $1.00 per share.

        The Company's 1999 Stock Option Plan (the "1999 Stock Option Plan") was approved by the Board of Directors of the Company on April 1, 1999 and by the stockholders of the Company on July 29, 1999. The purpose of the 1999 Stock Option Plan is to create additional incentives for the Company's employees, directors and others who perform substantial services to the Company by providing an opportunity to purchase shares of the Common Stock pursuant to the exercise of options granted under the 1999 Stock Option Plan. The Company may grant options that qualify as incentive stock options under Section 422 of the Code, and non-qualified stock options. Incentive stock options may be granted to employees (including officers and directors who are employees). Non-qualified stock options may be granted to employees, officers, directors, independent contractors and consultants of the Company. As of May 31, 2000, 2,000,000 shares were reserved for issuance under the 1999 Stock Option Plan and 1,130,000 options had been granted at an exercise price of $7.00 per share, 375,000 options had been granted at an exercise price of $7.05 per share, 100,000 options had been granted at an exercise price of $8.625 per share and 200,000 options had been granted at an exercise price of $4.00 per share. In June 2000, the 1,130,000 options at an exercise price of $7.00 per share, the 375,000 options at an exercise price of $7.05 per share and the 100,000 options at an exercise price of $8.625 per share were repriced to $4.00 per share.

        The maximum number of shares that may be subject to options granted under the 1999 Stock Option Plan to any individual in any calendar year may not exceed 800,000 and the method of counting such shares shall conform to any requirements applicable to "performance-based" compensation under Section 162(m) of the Code. It is intended that compensation realized upon the exercise of an option granted under the 1999 Stock Option Plan will thereupon be regarded as "performance-based" under Section 162(m) of the Code and that such compensation may be deductible without regard to the limits of Section 162(m) of the Code.

        The Board of Directors or the Compensation Committee thereof composed of two or more non-management directors that are "non-employee directors" within the meaning of Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, and "outside directors" within the meaning of Section 162(m) of the Code, is authorized to administer the 1999 Stock Option Plan in a manner that complies with Rule 16b-3 under the Securities Exchange Act of 1934, as amended. The Board of Directors or Compensation Committee determines which eligible individuals are granted options and the terms of such options including the exercise price, number of shares subject to the option and the vesting and exercisability thereof; provided, the maximum term of an incentive stock option granted under the 1999 Stock Option Plan may not exceed five years.

        The exercise price of an incentive stock option granted under the 1999 Stock Option plan must equal at least 100% of the fair market value of the subject stock on the date of grant and the exercise price of all non-qualified stock options must equal at least 80% of the fair market value of the subject stock on the date of grant; provided, however, that if an option granted to the Company's Chief Executive Officer or to any of the Company's other four most highly compensated officers is intended to qualify as "performance-based" compensation under Section 162(m) of the Code, the exercise price must equal at least 100% of the fair market value of the subject stock on the date of grant. With respect to any participant who owns more than 10% of the voting power of the Common Stock of the Company, the exercise price of any option granted must equal at least 110% of the fair market value on the date of grant. The aggregate fair market value on the date of grant of the stock for which incentive stock options are exercisable for the first time by an employee of the Company during any calendar year may not exceed $100,000.

        Options shall become exercisable at such times and in such installments as the Board of Directors or Compensation Committee shall provide. Non-qualified and incentive stock options granted under the 1999 Stock Option Plan are not transferable other than by will or the laws of descent or distribution, and each option that has not yet expired is exercisable only by the recipient during such person's lifetime, or for 12 months thereafter by the person or persons to whom the option passes by will or the laws of descent or distribution. The 1999 Stock Option Plan may be amended at any time by the Board of Directors, although certain amendments require stockholder approval. The 1999 Stock Option Plan will terminate on April 8, 2009, unless earlier terminated by the Board of Directors.

Option Grants During Fiscal Year Ended March 31, 2000

        The following table provides information related to options to purchase Common Stock granted to the CEO and the named executive officers during the fiscal year ended March 31, 2000. The Company currently does not have any plans providing for the grant of stock appreciation rights.


                                                                                     Potential Realizable Value at
                                                                                     Assumed Rates of Stock Price
                                 Individual Grants                                      Appreciation for Option
--------------------------------------------------------------------------------    -------------------------------

                                     % of Total
                                      Options
                        Number of     Granted
                       Securities        to
                       Underlying    Employees      Exercise
                         Options     in Fiscal       Price
      Name             Granted (#)    Year        ($/Sh)(1)    Expiration Date     5%($)             10%($)
-------------------   ------------- ------------- ----------   ---------------   ----------        ----------

James Leech               750,000      32%         $7.00        May 31, 2004     $1,450,475        $3,205,178
Michael Sheehan              -          0%         $   -                   -     $        -        $        -
Carl Stevens              250,000      11%         $7.00        November 18,     $  479,176        $1,058,853
                                                                        2004

(1) The exercise price is equal to or greater than the fair market value of the Common Stock on the date of grant. The options were granted for terms of five years.

(2) The potential realizable value portion of the foregoing table illustrates values that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Company's Common Stock over the term of the options. These numbers do not take into account provisions of certain options providing for termination of the option following termination of employment, non-transferability or differences in vesting periods. Regardless of the theoretical value of an option, its ultimate value will depend upon the market value of the Common Stock at a future date, and that value will depend on a variety of factors, including the overall condition of the stock market and the Company's results of operations and financial condition. There can be no assurance that the values reflected in this table will be achieved.

Fiscal Year End Option Values

        The following table provides information related to the number and value of options held by the CEO and the named executive officers at fiscal year end. No options were exercised in the fiscal year ended March 31, 2000.

                                                                                      Value of Unexercised In-the-
                        Shares                  Number of Securities Underlying       Money options at FY-End ($)
                       Acquired                  Unexercised Options at FY-End                    (1)
                         on          Value       -----------------------------        ----------------------------
Name                   Exercise     Realized     Exercisable   Unexercisable   Exercisable         Unexercisable
----                   --------     --------     -----------   -------------   -----------         -------------


James Leech               -            --           250,000       500,000      $-                     $ -
Michael Sheehan           -            --           350,000        --          $2,100,000             $ -
Carl Stevens              -            --            83,334       166,666      $-                     $ -

(1) Based on the closing price of a share of Common Stock on March 31, 2000 of $7.00 as reported on the OTC Bulletin Board.

Employment Agreements

        James Leech is employed by the Company pursuant to an employment agreement dated as of August 5, 1999. The agreement provides that Mr. Leech's employment with the Company shall continue unless it is terminated by either party in accordance with the terms of the agreement. The agreement provides for an initial base salary of Cdn $330,000 (or $227,040 in U.S. dollars as of March 31, 2000) per annum, a minimum bonus of Cdn $30,000 (or $20,640 in U.S. dollars as of March 31, 2000) for the period ending March 31, 2000 and a minimum bonus of Cdn $50,000 (or $34,400 in U.S. dollars as of March 31, 2000) for each twelve-month period thereafter during the term of the agreement. Mr. Leech's salary shall be annually reviewed and may be increased at the discretion of the Board of Directors.

        The agreement also provides that if Mr. Leech is terminated other than for "cause," he shall receive the base salary provided for under the agreement through the date of termination, plus a lump sum payment equal to twice his annual base salary and bonus. He will also receive his accrued bonus, continue to participate in certain benefit plans for the 24 months following such termination and any options issued to Mr. Leech will immediately vest. If Mr. Leech's employment is terminated due to death or "disability," he shall be paid the base salary under the agreement until the date of termination and receive a pro rata payment for all bonuses (calculated as the greater of the bonus which would be paid under the Company's bonus plan on the basis that targets were met and 50% of Mr. Leech's base salary), as well as any benefits accrued until the date of termination and any options issued to Mr. Leech will immediately vest. "Cause" is defined as a wilful refusal on the part of Mr. Leech to perform the services required of him under the agreement (including the wilful and intentional withholding of services thereunder), any breach of Mr. Leech's fiduciary duties to the Company likely to cause material harm to the Company, fraud or any conviction for a felony or indictable offense or any crime involving moral turpitude or any of theft or dishonesty relating to a matter material to the Company, provided that a wilful refusal to perform the services required under the agreement will constitute cause only if Mr. Leech fails to terminate the relevant actions or cure the relevant failure to act and remedy any harm therefrom within 10 business days after receipt of written notice of such wrongful act, failure to act or harm from the Company. "Disability" is defined as the eligibility of Mr. Leech for long term disability benefits under the disability insurance provided by the Company.

        In the event Mr. Leech is terminated within 24 months of a "change of control" of the Company, Mr. Leech shall receive a payment equal to three times his annual base salary and bonus. He will also receive his accrued bonus, continue to participate in certain benefit plans for 36 months following such termination and any options issued to Mr. Leech will immediately vest. "Change of control" is defined as (i) the direct or indirect sale, lease, exchange or other transfer of all or substantially all (50% or more) of the assets of the Company to any person or entity or group of persons or entities acting jointly or in concert as a partnership or other group (a "Group of Persons"); (ii) the merger, consolidation or other business combination of the Company with or into another corporation with the effect that the shareholders of the Company immediately following the merger, consolidation or other business combination, hold 50% or less of the combined voting power of the then outstanding securities of the surviving corporation of such merger, consolidation or other business combination ordinarily (and apart from rights accruing under special circumstances) having the right to vote in the election of directors; (iii) the replacement of a majority of the Board of Directors of the Company or of any committee of the Board of Directors of the Company in any given year as compared to the directors who constituted the Board of Directors of the Company or such committee at the beginning of such year, and such replacement shall not have been approved by the Board of Directors of the Company, as the case may be, as constituted at the beginning of such year; (iv) a person or Group of Persons shall, as a result of a tender or exchange offer, open market purchases, privately negotiated purchases, merger, consolidation or other business combination, or otherwise, have become the beneficial owner (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of securities of the Company representing 20% or more of the combined voting power of the then outstanding securities of such corporation ordinarily (and apart from rights accruing under special circumstances) having the right to vote in the election of directors; or
(v) the voluntary liquidation, dissolution or winding-up of the Company in connection with which a distribution is made to the holders of the Company's common shares.

        In addition, on June 1, 1999, Mr. Leech was granted options to purchase 750,000 shares of Common Stock at an exercise price of $7.00 per share. Such options were repriced in June 2000 to $4.00 per share. Such options are currently exercisable as to 250,000 shares and become exercisable as to an additional 250,000 shares on September 4, 2000 and as to the remaining 250,000 shares on September 4, 2001.

        Herve Seguin is employed by the Company pursuant to an employment agreement dated as of December 6, 1999. The agreement provides that Mr. Seguin's employment with the Company shall continue unless it is terminated by either party in accordance with the terms of the agreement. The agreement provides for an initial base salary of Cdn $200,000 (or $137,600 in U.S. dollars as of March 31, 2000) per annum as well as a bonus of not less than 50% of Mr. Seguin's annual base salary. Mr. Seguin's salary shall be annually reviewed and may be increased at the discretion of the Board of Directors.

        The agreement also provides that if Mr. Seguin is terminated other than for "cause," he shall receive the base salary provided for under the agreement through the date of termination, plus a lump sum payment equal to his annual base salary. Further, any options issued to Mr. Seguin will immediately vest. If Mr. Seguin's employment is terminated due to death or "disability," he shall be paid the base salary under the agreement until the date of termination and receive a pro rata payment for all bonuses (calculated at 50% of Mr. Seguin's base salary) and incentive plans to the date of termination, as well as any benefits accrued until the date of termination and any rights pursuant to a share option plan governing options issued to Mr. Seguin, which options shall immediately accelerate and vest. "Cause" is defined as any act which constitutes "cause" at law, any violation by Mr. Seguin of any material instructions, rules or practices of the Company, a failure to comply with any provisions of his employment agreement (including the withholding of services thereunder), any breach of Mr. Seguin's fiduciary duties to the Company likely to cause harm to the Company, fraud or any conviction for a felony or indictable offense or any crime involving moral turpitude or any of theft or dishonesty relating to a matter material to the Company. "Disability" is defined as the eligibility of Mr. Seguin for long term disability benefits under the disability insurance provided by the Company.

         In the event Mr. Seguin is terminated within 24 months of a "change of control" of the Company, Mr. Seguin shall receive his base salary through the date of termination as well as a lump sum amount equal to 1.5 times his annual base salary. Further, any options issued to Mr. Seguin will immediately accelerate and vest. "Change of control" is defined as (i) the acquisition by any person, entity or group of persons or entities acting jointly or in concert, of voting securities of the Company or rights or options to acquire voting securities of the Company or securities convertible into or exchangeable for voting securities of the Company or any combination thereof such that after the completion of the acquisition such person, entity or group would be entitled to exercise 50.1% or more of the total number of votes entitled to be cast at a meeting of shareholders of the Company; or (ii) the sale by the Company of all or substantially all of the property or assets of the Company; or (iii) a reorganization, plan of arrangement or merger resulting in the circumstances set out in (i) or (ii) above.

         In addition, on December 8, 1999, Mr. Seguin was granted options to purchase 350,000 shares of Common Stock at an exercise price of $7.05 per share. Such options were repriced in June 2000 to $4.00 per share. Such options are currently exercisable as to 116,667 shares and become exercisable as to an additional 116,667 shares on January 4, 2001 and as to the remaining 116,666 shares on January 4, 2002.

Compensation of Directors

         The Company did not pay directors fees to any of the directors during the fiscal year ended March 31, 2000. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information as of May 26, 2000 with respect to the beneficial ownership of Common Stock by (i) each person known by the Company to own beneficially more than 5% of the Common Stock, (ii) each executive officer of the Company, (iii) each Director of the Company and (iv) all Directors and executive officers as a group.


 Name and Address of Beneficial                Number of Shares             Percentage
          Owner(1)                           Beneficially Owned             of Class(2)
-------------------------                    -------------------            ----------

Darcy Galvon                                        617,910(3)                2.87%
A. Thomas Griffis                                 9,179,997(4)               42.68%
James Leech                                       9,205,000(5)               42.49%
Michael Sheehan                                   9,305,000(6)               42.77%
Richard Shannon                                     309,999(7)                1.44%
George Shafran                                    9,088,334(8)               42.25%
Alexander Walsh                                   9,155,000(9)               42.37%
Herve Seguin                                        116,667(10)                *
Jennifer Scoffield                                  116,667(11)                *
Carl Stevens                                         83,334(12)                *
Jeffrey Spindler                                     15,000(13)                *
Glen Allmendinger                                     8,334(14)                *
Treetop Capital Inc.                              8,955,000(15)              41.83%
   c/o Griffis International
   1 Richmond Street West,
   Suite 901, Toronto,
   Ontario M5H3W4
Don Jeffrey                                       9,880,749(16)              45.94%
All officers and                                 11,381,241                  50.54%
   directors as a group
   (12 persons)

--------------
*        Less than one percent (1%) of outstanding Common Stock.

(1) Except as otherwise indicated, the address for each of the named individuals is c/o InfoCast Corporation, 1 Richmond Street West, Suite 902, Toronto, Ontario, Canada M5H 3W4.

(2) Except as otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of Common Stock that an individual or group has a right to acquire within sixty (60) days pursuant to the exercise of warrants or options are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(3) Represents (i) 517,000 shares to be issued in exchange for outstanding exchangeable shares of InfoCast Canada Corporation, (ii) 100,000 shares issuable upon exercise of options granted to Mr. Galvon under the 1998 Stock Option Plan and (iii) 910 shares held by Mr. Galvon's spouse.

(4) Represents (i) 124,997 shares of Common Stock held by Griffis International Limited, of which Mr. Griffis, the Chairman of the Board of the Company, owns 100%, (ii) 100,000 shares issuable upon exercise of options granted to Mr. Griffis under the 1998 Stock Option Plan and
         (iii) 8,955,000 shares held by Treetop Capital Inc. ("Treetop"), of which Griffis International Limited is a shareholder. Mr. Griffis and Griffis International Limited have no control over Treetop or power to direct Treetop's voting or disposition of its interest in the Company other than with respect to 1,020,000 shares of which Griffis
         International Limited is the beneficial owner. Thus, Mr. Griffis disclaims beneficial ownership with respect to 7,935,000 of the shares of the Company's Common Stock owned by Treetop. Treetop expects to distribute in the near future the shares it holds in the Company on a pro rata basis to Treetop's shareholders.

(5) Represents (i) 250,000 shares issuable upon exercise of options granted to Mr. Leech in June 1999 and (ii) 8,955,000 shares held by Treetop of which Mr. Leech is an option holder. Mr. Leech has no control over Treetop or power to direct Treetop's voting or disposition of its interest in the Company other than with respect to 300,000 shares of which he is the beneficial owner. Thus, Mr. Leech disclaims beneficial ownership with respect to 8,655,000 of the shares of the Company's Common Stock owned by Treetop. Treetop expects to distribute in the near future the shares it holds in the Company on a pro rata basis to Treetop's shareholders.

(6) Represents (i) 350,000 shares issuable upon exercise of options granted to Mr. Sheehan under the 1998 Stock Option Plan and (ii) 8,955,000 shares held by Treetop, of which Mr. Sheehan is a shareholder. Mr. Sheehan has no control over Treetop or power to direct Treetop's voting or disposition of its interest in the Company other than with respect to 175,000 shares of which he is the beneficial owner. Thus, Mr. Sheehan disclaims beneficial ownership with respect to 8,780,000 of the shares of the Company's Common Stock owned by Treetop. Treetop expects to distribute in the near future the shares it holds in the Company on a pro rata basis to Treetop's shareholders.

(7) Includes (i) 219,999 shares to be issued in exchange for outstanding shares of InfoCast Canada and (ii) 90,000 shares issuable upon exercise of options granted to Mr. Shannon under the 1999 Stock Option Plan.

(8) Represents (i) 100,000 shares issuable upon exercise of options granted to Mr. Shafran under the 1998 Stock Option Plan, (ii) 33,334 shares of Stock held by Mr. Shafran and (iii) 8,955,000 shares held by Treetop, of which Mr. Shafran is a shareholder. Mr. Shafran has no control over Treetop or power to direct Treetop's voting or disposition of its interest in the Company other than with respect to 225,000 shares of which he is the beneficial owner. Thus, Mr. Shafran disclaims beneficial ownership with respect to 8,730,000 of the shares of the Company's Common Stock owned by Treetop. Treetop expects to distribute in the near future the shares it holds in the Company on a pro rata basis to Treetop's shareholders.

(9) Represents (i) 200,000 shares issuable upon exercise of options granted to Mr. Walsh under the 1999 Stock Option Plan and (ii) 8,955,000 shares held by Treetop, of which Mr. Walsh is a shareholder. Mr. Walsh has no control over Treetop or power to direct Treetop's voting or disposition of its interest in the Company other than with respect to 300,000 shares of which he is the beneficial owner. Thus, Mr. Walsh disclaims beneficial ownership with respect to 8,655,000 of the shares of the Company's Common Stock owned by Treetop.

         Treetop expects to distribute in the near future the shares it holds in the Company on a pro rata basis to Treetop's shareholders.

(10) Represents 116,667 shares issuable upon exercise of options granted to Mr. Seguin under the 1999 Stock Option Plan.

(11) Represents 116,667 shares issuable upon exercise of options granted to Ms. Scoffield under the 1999 Stock Option Plan.

(12) Represents 83,334 shares issuable upon exercise of options granted to Mr. Stevens under the 1999 Stock Option Plan.

(13) Includes 5,000 shares issuable upon exercise of options granted to Mr. Spindler under the 1999 Stock Option Plan.

(14) Represents 8,334 shares issuable upon exercise of options granted to Mr. Allmendinger under the 1999 Stock Option Plan.

(15) Represents shares to be distributed to its shareholders on a pro rata basis in the near future.

(16) Represents (i) 825,749 shares of Common Stock held by Mr. Jeffrey, (ii) 100,000 shares issuable upon exercise of options granted to Mr. Jeffrey under the 1998 Stock Option Plan, and (iii) 8,955,000 shares held by Treetop, of which Mr. Jeffrey or his wholly-owned company is a shareholder. Mr. Jeffrey has no control over Treetop or power to direct Treetop's voting or disposition of its interest in the Company other than with respect to 1,103,680 shares of which he is the beneficial owner. Thus, Mr. Jeffrey disclaims beneficial ownership with respect to 7,851,320 of the shares of the Company's Common Stock owned by Treetop. Treetop expects to distribute in the near future the shares it holds in the Company on a pro rata basis to Treetop's shareholders.

Item 13.  Certain Relationships and Related Transactions

         During year ended March 31, 2000, the Company paid  consulting  fees to
A. Thomas Griffis, the Co-Chairman of the Board of the Company, who is the sole owner of Griffis International Limited, in the amount of Cdn $210,000 (or $142,740 in U.S. dollars as of March 31, 2000) and accrued an additional Cdn $30,000 (or $20,392 in U.S. dollars as of March 31, 2000) for financial and management consulting services rendered. The Company will continue to pay a monthly consulting fee of Cdn $15,000 (or $10,195 in U.S. dollars as of March 31, 2000) while services are being rendered.

         During the year ended March 31, 2000, the Company paid consulting fees to Don Jeffrey, a shareholder beneficially owning greater than 5% of the outstanding shares of the Company, in the amount of Cdn $105,000 (or $71,370 in U.S. dollars as of March 31, 2000) for consulting services related to business development and advice on potential acquisitions, including introducing the Company to HomeBase Work Solutions Ltd. and identifying potential customers.

         During the year ended March 31, 2000, the Company paid consulting fees totaling $120,000 and accrued an additional $40,000 to George Shafran, a director of the Company, for consulting services related to business development and advice on potential acquisitions, including introducing the Company to an acquisition candidate and attending numerous sales calls with potential customers. The Company will continue to pay a monthly consulting fee while services are being rendered.

         During the year ended March 31, 2000, the Company paid incentive compensation fees to Darcy Galvon, its Co-Chairman of the Board, of Cdn $140,000 (or $95,160 in U.S. dollars as of March 31, 2000) in connection with the Company's acquisition of HomeBase Work Solutions. During the year ended March 31, 2000 the Company paid consulting fees to 2Inc., a company owned 50% by Darcy Galvon, in the amount of Cdn. $86,000 (or $58,456 in U.S. dollars as of March 31, 2000) and accrued an additional CDN $54,000 (or $36,705 in U.S. dollars as of March 31, 2000)
for consulting services rendered by Mr. Galvon. The Company will continue to pay a monthly consulting fee while such services are being rendered.

         From July 29, 1997 to March 31, 1999, the Company received cash advances from View Media, a company controlled by Don Jeffrey, a shareholder beneficially owning approximately 10.5% of the outstanding shares of the Company, totaling approximately $109,000. The Company repaid such advances prior to June 30, 1999.

         Darcy Galvon, Co-Chairman of the Board of the Company, is a Director of Facet Petroleum Solutions, Inc. Pursuant to a licensing and distribution agreement dated March 30, 1999 between HomeBase Work Solutions and Facet Petroleum Solutions Inc., HomeBase Work Solutions acquired the exclusive right in the telework market to distribute Facet Petroleum's Telework Operational Data Store software for a period of two years in consideration for 6,910 common shares of HomeBase valued at Cdn $200,678 (or $139,000 in U.S. dollars as of December 31, 1999). Facet Petroleum received 25,000 shares of Common Stock of the Company in exchange for the 6,910 HomeBase Work Solutions shares as a result of the acquisition of HomeBase Work Solutions by the Company on May 13, 1998.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this Report:

         (1)      Financial Statements.

         See index to financial statements which appears on page F-1 herein.

         (2)      Exhibits.

         See exhibit index immediately following the signature page hereto.

(B) Reports on Form 8-K filed in the fourth quarter of the period covered by this Report.

         (1)      Item 5 Current Report on Form 8-K dated February 23, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        InfoCast Corporation

                                        By:  /s/ James Leech
                                             -----------------------------------
                                             James Leech,
                                             Chief Executive Officer (Principal
                                             Executive Officer)


                                        By:  /s/ Herve Seguin
                                             -----------------------------------
                                             Herve Seguin,
                                             Chief Financial Officer (Principal
                                             Financial Officer)

                                                  June 21, 2000
                                                  -------------
                                                       Date


                                POWER OF ATTORNEY

         Know all men by these presents, that each person whose signature appears below hereby constitutes and appoints James Leech and Herve Seguin, and each of them singly, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Date: June 21, 2000

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



By:  /s/ James Leech                                    June 21, 2000
-----------------------------------------------         -------------
James Leech, President, Chief Executive Officer         Date
and Director (Principal Executive Officer)



By: /s/ Herve Seguin                                    June 21, 2000
-----------------------------------------------         -------------
Herve Seguin, Chief Financial Officer                   Date
(Principal Financial Officer)

By:  /s/ A. Thomas Griffis                              June 21, 2000
-----------------------------------------------         -------------
A. Thomas Griffis, Co-Chairman of the Board             Date
 and Director



By:  /s/ Darcy Galvon                                   June 21, 2000
-----------------------------------------------         -------------
Darcy Galvon, Co-Chairman of the Board                  Date
and Director



By: /s/ Michael Sheehan                                 June 21, 2000
-----------------------------------------------         -------------
Michael Sheehan                                         Date
Executive Vice President, Virtual Call Center,
and  Director



By:  /s/ George Shafran                                 June 21, 2000
-----------------------------------------------         -------------
George Shafran                                          Date
Director



By:  /s/ Jeffrey S. Spindler                            June 21, 2000
-----------------------------------------------         -------------
Jeffrey S. Spindler                                     Date
Director



By:  /s/ Glen Allmendinger                              June 21, 2000
-----------------------------------------------         -------------
Glen Allmendinger                                       Date

                                  EXHIBIT INDEX

Exhibit No.                            Exhibit
-----------                            -------

    2.1 Agreement and Plan of Merger dated May 3, 2000 by and between the Company and i360 Inc.

    3.1 Articles of Incorporation, as amended, of the Company (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    3.2 Amended and Restated Bylaws of the Company (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    4.1 Specimen Certificate of the Company's Common Stock (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    4.2 Form of 1998 Stock Option Plan ("1998 Plan") (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    4.3 Form of Option Grant Letter under 1998 Plan (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    4.4 Form of 1999 Stock Option Plan ("1999 Plan") (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    4.5 Form of Option Grant Letter under 1999 Plan (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    4.6 Option Agreement dated June 1, 1999, by and between the Company and James William Leech (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    4.7 Warrant to Purchase 50,000 shares of Common Stock dated June 24, 1999, issued to Thomson Kernaghan and Co. Ltd. (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    4.8 Warrant to Purchase 20,000 shares of Common Stock dated June 24, 1999, issued to Thomson Kernaghan and Co. Ltd. (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    4.9 Warrant to Purchase 25,000 shares of Common Stock dated May 31, 1999 issued to the Poretz Group (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    4.10     Provisions   Attaching   to  Common   Shares  of  InfoCast   Canada
             Corporation   (Incorporated   by   reference   to   the   Company's
             Registration Statement on Form 10, File No. 0-27343).

    4.11 Exchange Agreement dated as of May 13, 1999 by and among the Company, InfoCast Canada Corporation, HomeBase Work Solutions Ltd. and the Shareholders (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    4.12 Support Agreement dated as of May 13, 1999 by and among the Company, InfoCast Canada Corporation, HomeBase Work Solutions Ltd., and the Shareholders (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    4.13 Warrant to Purchase 12,500 shares of Common Stock dated October 6, 1999 issued to the Poretz Group (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0- 27343).

    4.14 Warrant to Purchase 12,500 shares of Common Stock dated January 1, 2000 issued to The Ponetz Group (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1999).

    4.15 Warrant to Purchase 56,000 shares of Common Stock dated February 10, 2002 issued to The Cuttyhunk Fund Limited.

    4.16     Form  of  7%  Convertible   Subordinated   Debenture  issued  under
             Confidential Private Placement Memorandum dated June 1, 2000.

    4.17 Warrant to Purchase 200,000 shares of Common Stock dated April 7, 2000 issued to SmallCaps Online Group LLC.

    10.1 Letter Agreement dated March 17, 1999, from the Company to Sandy Walsh (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    10.2 Employment to Agreement dated August 5, 1999, by and between the Company and James William Leech (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0- 27343).

    10.3 Consulting Agreement dated December 1, 1998, by and between the Company and Three Hundred & Sixty Degrees, Inc. (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    10.4 Consulting Agreement dated March 22, 1999, by and between the Company and Thomson Kernaghan & Co. Ltd. (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    10.5 Consulting Agreement dated April 15, 1999, by and between the Company and Michael Baybak and Company, Inc. (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    10.6 Letter Agreement dated June 15, 1999, by and between the Company and Lasso Communications Inc. (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    10.7 Advertising Services Agreement dated July 1, 1999, by and between the Company and Lasso Communications Inc. (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    10.8 Release dated July 14, 1999, by and among the Company, Lasso Communications Inc., James Hines and Michael Gruber. (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    10.9 Memorandum of Understanding dated June 7, 1999, by and between the Company and Willow CSN. (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    10.10 Summary of Terms and Conditions dated April 21, 1999, by and between the Company and CosmoCom, Inc. (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    10.11 Agreement of Purchase and Sale dated as of November 17, 1998, by and between Advanced Systems Computer Consultants, Inc. and Cheltenham Technologies (Bermuda) Corporation (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    10.12 Asset Sale Agreement dated as of November 23, 1998, by and between Grant Reserve Corporation and Cherokee Mining Company (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    10.13 Pledge Agreement dated as of November 25, 1998, by and between Grant Reserve Corporation and Cherokee Mining Company (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    10.14 Agreement dated as of May 18, 1999, by and between the Company and Call Center Learning Solutions, Inc. (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    10.15 Distribution Agreement dated as of March 12, 1999, by and between the Company and ITC Learning Corporation (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    10.16 License Agreement dated June 29, 1999, by and between the Company and ITC Learning Corporation (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    10.17 Letter Agreement dated March 24, 1999, by and between the Company and Applied Courseware Technology, Inc. (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    10.18 General Security Agreement dated March 25, 1999, by and between InfoCast Canada Corporation and Applied Courseware Technology, Inc. (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    10.19 Memorandum of Understanding dated August 28, 1998, by and between Home Base Work Solutions Ltd. and Shaw Fiberlink Ltd. (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    10.20 Licensing and Distribution Agreement dated March 7, 1999, by and between HomeBase Work Solutions Ltd. and Facet Decision Systems, Inc. (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    10.21 Licensing and Distribution Agreement dated March 30, 1999, by and between HomeBase Work Solutions Ltd. and Facet Petroleum Solutions, Inc.(Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343)

    10.22 Share Purchase Agreement dated as of May 13, 1999, by and among the Company, InfoCast Canada Corporation, HomeBase Work Solutions Ltd. and the Shareholders named therein (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    10.23 General Security Agreement dated March 25, 1999, by and between InfoCast Canada Corporation and HomeBase Work Solutions, Ltd. (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343)

    10.24 Letter Agreement dated May 1999 (date unspecified), by and among the Company and Darcy Galvon, Ken MacLean and Sean Fleming (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    10.25 Master Lease Agreement dated June 25, 1998, by and between HomeBase Work Solutions, Ltd. and Sun MicroSystems (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    10.26    Memorandum of Agreement dated July 31, 1997, by and between Virtual
             Performance   Systems  Inc.   (Incorporated  by  reference  to  the
             Company's Registration Statement on Form 10, File No. 0-27343).

    10.27 Letter Agreement dated November 27, 1998, by and among Grant Reserve Corporation, Sheridan Reserve Corporation and Virtual
             Performance Systems Inc. (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    10.28 Share Purchase Agreement dated as of January 29, 1999, by and among InfoCast Canada Limited, Virtual Performance Systems Inc. and the Selling Shareholders named therein. (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343.

    10.29    Letter Agreement dated May 18, 1999, by and between the Company and
             Satish   Kumeta   (Incorporated   by  reference  to  the  Company's
             Registration Statement on Form 10, File No. 0-27343).

    10.30 Letter of Engagement dated October 21, 1999, by and among the company, N.M. Rothschild & Sons Canada Limited and N.M. Rothschild & Sons (Washington) LLC (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    10.31 Letter of Understanding by and between the Company and AT&T Canada Long Distance Services Company (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    10.32 Memorandum of Engagement dated December 10, 1998 by and between the Company and College Boreal D'Arts Appliques et de Technologie (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343)

    10.33 Assignment of Contract and Assumption of Liability dated October 19, 1999 by and between the Company and High Performance Group, Inc. (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    10.34    Employment  Agreement  dated  December  6, 1999 by and  between the
             Company  and  Herve  Seguin   (Incorporated  by  reference  to  the
             Company's Registration Statement on Form S-1 No. 333-94201).

    10.35 Employment Agreement dated October 1, 1999 by and between InfoCast Canada Corporation and Christopher Rouse (Incorporated by reference to the Company's Registration Statement on Form S-1 No. 333-94201).

    10.36 Employment Agreement dated September 1999 by and between the Company and Carl Steven (Incorporated by reference to the Company's Registration Statement on Form S-1 No. 333-94201).

    10.37    Strategic Alliance Agreement dated November 29, 1999 by between the
             Company  and  TManage,   Inc.(Incorporated   by  reference  to  the
             Company's Registration Statement on Form S-1 No. 333-94201).

    10.38    Service  Provider  Agreement  dated as of  December  9, 1999 by and between the Company and Sun Microsystems of Canada, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1999).

    10.39 Heads of Agreement dated December 17, 1999 by and between the Company and InfoCast (Australia) Limited (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1999).

    10.40 Minutes of Settlement Agreement dated January 7, 2000 between Applied Courseware Technology Inc., Gerard Costello, Faye Costello, Joseph Costello, InfoCast Canada Corporation and the Company (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1999).

    10.41 Full and Final Release dated January 6, 2000 by and among the Company, InfoCast Canada Corporation and Stephen Headford (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1999).

    10.42 Release dated January 7, 2000 by and among the Company, InfoCast Canada Corporation, Applied Courseware Technology, Inc., Gerard Costello, Faye Costello and Joseph Costello (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1999).

    10.43 Release dated January 7, 2000 by and among the Company, InfoCast Canada Corporation, Applied Courseware Technology, Inc., Gerard Costello, Faye Costello and Joseph Costello (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1999).

    10.44 Termination Agreement dated July 29, 1999 between the Company and Cherokee Mining Company Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1999).

    10.45 Assignment of Promissory Note dated July 29, 1999 by and between the Company and Cherokee Mining Company, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1999).

    10.46 Agreement dated April 7, 2000 by and between the Company and SmallCaps Online Group LLC.

    16.1 Letter from Jackson & Rhodes, P.C. relating to change of accountants, dated September 3, 1999 (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    21.1 List of Subsidiaries (Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-27343).

    24       Power of attorney (included on the signature page hereto).

    27.1     Financial Data Schedule.

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report.................................................F-2

Consolidated Balance Sheets as of March 31, 2000 and 1999....................F-3

Consolidated Statement of Operations and Comprehensive Loss for the year ended March 31, 2000 and the three months ended March 31, 1999 and 1998.F-4

Consolidated Statements of Cash Flows for the year ended March 31, 2000 and the three months ended March 31, 1999 and 1998..........................F-5

Consolidated Statements of Changes in Stockholders' Equity
     for the year ended March 31, 2000 and the three months
     ended March 31, 1999 and 1998...........................................F-7

Notes to Consolidated Financial Statements..................................F-11

                                AUDITORS' REPORT





To the Stockholders of
InfoCast Corporation

We have audited the consolidated balance sheets of InfoCast Corporation [formerly Virtual Performance Systems Inc.] [a development stage company] as of March 31, 2000 and March 31, 1999 and the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders' equity for the year ended March 31, 2000, the three month period ended March 31, 1999, the year ended December 31, 1998, the 156 day period ended December 31, 1997 and the period from July 29, 1997 to March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InfoCast Corporation as at March 31, 2000 and March 31, 1999 and the results of its operations and its cash flows for the year ended March 31, 2000, the three month period ended March 31, 1999, the year ended December 31, 1998, the 156 day period ended December 31, 1997 and the period from July 29, 1997 to March 31, 2000 in conformity with accounting principles generally accepted in the United States.


/s/ Ernst & Young LLP

Toronto, Canada,
May 5, 2000.                                               Chartered Accountants

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                           CONSOLIDATED BALANCE SHEETS
                            [U.S. dollars, U.S. GAAP]

                                                                                      As of                   As of
                                                                                     March 31,                March 31,
                                                                                      2000                    1999
                                                                                        $                       $
-----------------------------------------------------------------------------------------------------------------------

ASSETS
Current
Cash and cash equivalents                                                          3,637,931                3,092,445
Short-term equity investment [note 8]                                              3,900,000                       --
Accounts receivable                                                                  275,283                  258,244
Prepaid expenses and other [note 11]                                                 324,835                   21,404
-----------------------------------------------------------------------------------------------------------------------
Total current assets                                                               8,138,049                3,372,093
-----------------------------------------------------------------------------------------------------------------------
Deferred agency fee [note 9]                                                         604,583                       --
Capital assets, net [note 5]                                                       3,152,983                  107,392
Goodwill, net                                                                      4,812,380                       --
Distribution and licensing rights, net [note 4]                                    2,975,000                  500,000
Intellectual property, net [note 3]                                               14,886,486                   45,591
-----------------------------------------------------------------------------------------------------------------------
                                                                                  34,569,481                4,025,076
=======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities                                           1,814,538                  354,694
Current portion of obligations under capital leases [note 7]                         479,813                       --
Due to related parties [note 6]                                                       20,392                  177,270
-----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                          2,314,743                  531,964
-----------------------------------------------------------------------------------------------------------------------
Long-term
Convertible debentures [note 9]                                                    3,500,000                       --
Obligations under capital leases [note 7]                                            802,836                       --
Deferred income taxes                                                              5,656,895                       --
-----------------------------------------------------------------------------------------------------------------------
Total long-term liabilities                                                        9,959,731                        --
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                 12,274,474                  531,964
-----------------------------------------------------------------------------------------------------------------------

Stockholders' equity
Common stock
   [100,000,000 authorized and 24,571,336 issued and outstanding at
   March 31, 2000, 18,172,333 at March 31, 1999]                                      23,071                   16,672
Additional paid-in capital                                                        57,933,723               16,925,017
Deferred compensation                                                             (1,677,491)              (9,858,932)
Warrants                                                                           1,007,875                       --
Accumulated other comprehensive income (loss)                                       (237,033)                  14,309
Accumulated development stage deficit                                            (34,755,138)              (3,603,954)
----------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                        22,295,007                3,493,112
----------------------------------------------------------------------------------------------------------------------
                                                                                  34,569,481                4,025,076
======================================================================================================================

See accompanying notes

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                            [U.S. dollars, U.S. GAAP]

                                                                                                    Three months      Three months
                                                                                Year ended              ended             ended
                                                                                 March 31,            March 31,         March 31,
                                                                                   2000                 1999              1998
                                                                                     $                    $                 $
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       [unaudited]

REVENUE                                                                            305,754                   --           43,446

EXPENSES
General, administrative and selling, excluding stock option compensation         7,391,128              635,334           42,494
Stock option compensation [note 8]                                              13,351,908            2,256,938               --
Research and development, excluding stock option compensation                    5,186,265              162,914           19,703
Interest and loan fees [note 9]                                                  1,913,482               23,562               --
Amortization                                                                     4,315,180                4,144               --
Depreciation                                                                       495,401                5,507              870
--------------------------------------------------------------------------------------------------------------------------------
                                                                                32,653,364            3,088,399           63,067
--------------------------------------------------------------------------------------------------------------------------------
Loss from operations before the following                                      (32,347,610)          (3,088,399)         (19,621)
Interest income                                                                    132,057                4,478               --
--------------------------------------------------------------------------------------------------------------------------------
Equity in loss of joint venture [note 12]                                         (164,736)                  --               --
--------------------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                       (32,380,289)          (3,083,921)         (19,621)
Deferred income taxes                                                           (1,229,105)                  --               --
--------------------------------------------------------------------------------------------------------------------------------
Net loss for the period                                                        (31,151,184)          (3,083,921)         (19,621)
Unrealized loss on short-term equity investment                                   (287,500)                  --               --
Translation adjustment                                                              36,158               (6,614)          (1,227)
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss for the period                                              (31,402,526)          (3,090,535)         (20,848)
--------------------------------------------------------------------------------------------------------------------------------

Weighted average number of shares outstanding                                   22,655,810           11,583,995               41
--------------------------------------------------------------------------------------------------------------------------------

Basic and diluted loss per share                                                    (1.37)               (0.27)          (478.56)
--------------------------------------------------------------------------------------------------------------------------------

Stock option compensation expense related to
General, administrative and selling                                              9,594,046            1,452,549               --
Research and development                                                         3,757,861              804,389               --
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                    Period from      Cumulative
                                                                                                   July 29, 1997        from
                                                                                Year ended         [inception] to    inception to
                                                                                December 31,         December 31,      March 31,
                                                                                    1998                 1997            2000
                                                                                      $                    $               $
----------------------------------------------------------------------------------------------------------------------------------

REVENUE                                                                           43,446                  3,508            352,708

EXPENSES
General, administrative and selling, excluding stock option compensation         375,302                 47,954          8,449,718
Stock option compensation [note 8]                                                    --                     --         15,608,846
Research and development, excluding stock option compensation                     88,180                 51,257          5,488,616
Interest and loan fees [note 9]                                                       --                     --          1,937,044
Amortization                                                                          --                     --          4,319,324
Depreciation                                                                       3,836                    458            505,202
----------------------------------------------------------------------------------------------------------------------------------
                                                                                 467,318                 99,669         36,308,750
----------------------------------------------------------------------------------------------------------------------------------
Loss from operations before the following                                       (423,872)               (96,161)       (35,956,042)
Interest income                                                                       --                     --            136,535
----------------------------------------------------------------------------------------------------------------------------------
Equity in loss of joint venture [note 12]                                             --                     --           (164,736)
----------------------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                        (423,872)               (96,161)       (35,984,243)
Deferred income taxes                                                                 --                     --         (1,229,105)
----------------------------------------------------------------------------------------------------------------------------------
Net loss for the period                                                         (423,872)               (96,161)       (34,755,138)
Unrealized loss on short-term equity investment                                       --                     --           (287,500)
Translation adjustment                                                            19,291                  1,632             50,467
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss for the period                                               (404,581)               (94,529)       (34,992,171)
==================================================================================================================================
Weighted average number of shares outstanding                                    768,301                     41          9,974,536
==================================================================================================================================
Basic and diluted loss per share                                                 (0.55)              (2,345.39)             (3.48)
==================================================================================================================================
Stock option compensation expense related to
General, administrative and selling                                                   --                     --         11,046,595
Research and development                                                              --                     --          4,562,250
==================================================================================================================================

See accompanying notes

InfoCast Corporation
[formerly Virtual Performance Systems Inc.]  [a development stage company]

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            [U.S. dollars, U.S. GAAP]


                                                                                                 Three months       Three months
                                                                               Year ended             ended              ended
                                                                                March 31,           March 31,          March 31,
                                                                                  2000                1999               1998
                                                                                    $                   $                  $
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      [unaudited]

OPERATING ACTIVITIES
Net loss for the period                                                        (31,151,184)         (3,083,921)          (19,621)
Add (deduct) items not affecting cash
   Stock option compensation                                                    13,351,908           2,256,938                --
   Common stock issued for services                                                439,820              10,180                --
   Warrants issued for services                                                    781,075                  --                --
   Common stock issued to Applied Courseware Technology (A.C.T) Inc.             1,337,500                  --                --
   Write-off of in-process research and development                                 19,000                  --                --
   Write-off of Applied Courseware Technology (A.C.T.) Inc. loan                    98,685                  --                --
   Non-cash interest expense                                                     1,913,482                  --                --
   Equity in loss of joint venture                                                 164,736                  --                --
   Deferred income taxes                                                        (1,229,105)                 --                --
   Amortization                                                                  4,315,180               4,144                --
   Depreciation                                                                    495,401               5,507               870
--------------------------------------------------------------------------------------------------------------------------------
                                                                                (9,463,502)           (807,152)          (18,751)
Changes in non-cash working capital balances
   Accounts receivable                                                            (197,371)             (9,723)          (19,501)
   Prepaid expenses and other                                                     (301,964)             (6,179)              (61)
   Bank overdraft                                                                       --                  --             9,263
   Accounts payable and accrued liabilities                                      1,298,048             173,306            10,999
   Due from InfoCast [the acquired entity] prior to acquisition                         --                  --                --
--------------------------------------------------------------------------------------------------------------------------------
Cash used in operating activities                                               (8,664,789)           (649,748)          (18,051)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                     Period from      Cumulative
                                                                                                    July 29, 1997       from
                                                                              Year ended            [inception] to    inception to
                                                                             December 31,            December 31,      March 31,
                                                                                 1998                    1997            2000
                                                                                   $                       $               $
-----------------------------------------------------------------------------------------------------------------------------------


OPERATING ACTIVITIES
Net loss for the period                                                         (423,872)            (96,161)         (34,755,138)
Add (deduct) items not affecting cash
   Stock option compensation                                                          --                  --           15,608,846
   Common stock issued for services                                                   --                  --              450,000
   Warrants issued for services                                                       --                  --              781,075
   Common stock issued to Applied Courseware Technology (A.C.T) Inc.                  --                  --            1,337,500
   Write-off in-process research and development                                      --                  --               19,000
   Write-off Applied Courseware Technology (A.C.T.) Inc. loan                         --                  --               98,685
   Non-cash interest expense                                                          --                  --            1,913,482
   Equity in loss of joint venture                                                    --                  --              164,736
   Deferred income taxes                                                              --                  --           (1,229,105)
   Amortization                                                                       --                  --            4,319,324
   Depreciation                                                                    3,836                 458              505,202
----------------------------------------------------------------------------------------------------------------------------------
                                                                                (420,036)            (95,703)         (10,786,393)
Changes in non-cash working capital balances
   Accounts receivable                                                             6,593             (16,286)            (216,787)
   Prepaid expenses and other                                                    (15,187)                (38)            (323,368)
   Bank overdraft                                                                     --                  --                   --
   Accounts payable and accrued liabilities                                      103,591              13,518            1,588,463
   Due from InfoCast [the acquired entity] prior to acquisition                  (25,020)                 --              (25,020)
----------------------------------------------------------------------------------------------------------------------------------
Cash used in operating activities                                               (350,059)            (98,509)          (9,763,105)
----------------------------------------------------------------------------------------------------------------------------------

InfoCast Corporation
[formerly Virtual Performance Systems Inc.]  [a development stage company]

                  CONSOLIDATED STATEMENTS OF CASH FLOWS cont'd
                            [U.S. dollars, U.S. GAAP]

                                                                                                        Three months    Three months
                                                                                   Year ended                 ended         ended
                                                                                   March 31,               March 31,      March 31,
                                                                                     2000                    1999          1998
                                                                                      $                        $             $
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       [unaudited]
INVESTING ACTIVITIES
Purchase of capital assets                                                         (2,024,070)             (93,659)         (325)
Distribution rights                                                                (2,475,000)            (500,000)           --
Due from Homebase Work Solutions Ltd.                                                     --               (99,529)           --
Acquisition of Homebase Work Solutions Ltd.                                            50,667                   --            --
Investment in joint venture                                                          (171,720)                  --            --
Due from Applied Courseware Technology (A.C.T.) Inc.                                       --             (139,299)           --
Acquisition of InfoCast Corporation                                                        --                   87            --
------------------------------------------------------------------------------------------------------------------------------------
Cash used in investing activities                                                  (4,620,123)            (832,400)         (325)
------------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in note payable to InfoCast [the acquired entity]                                 --                   --            --
Increase (decrease)  in due to related parties                                       (177,270)             (95,755)       19,346
Repayment of capital lease obligations                                               (213,808)                  --            --
Receipt of short-term unsecured loan                                                       --              400,000            --
Payment of short-term unsecured loan                                                       --             (400,000)           --
Cash advance from InfoCast [the acquired entity] prior to acquisition                      --              146,900            --
Cash proceeds from convertible debentures, net                                      3,225,000                   --            --
Cash proceeds from issuance of share capital , net                                 10,970,537            4,505,508            --
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by financing activities                                              13,804,459            4,556,653        19,346
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash during the period                                     519,547            3,074,505           970
Effects of foreign exchange rate changes on cash balances                              25,939               (7,655)       (1,271)
Cash and cash equivalents, beginning of period                                      3,092,445               25,595           301
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                            3,637,931            3,092,445            --
====================================================================================================================================

Supplemental cash flow information
Interest and lending fees paid during the period                                           --               23,562            --
Capital lease obligation assumed during the period                                  1,496,466                   --            --
Fair value of acquisitions acquired through share issuances during the period      17,000,000              307,688            --
====================================================================================================================================

                                                                                                    Period from          Cumulative
                                                                                                    July 29, 1997            from
                                                                                  Year ended        [inception] to      inception to
                                                                                 December 31,        December 31,         March 31,
                                                                                     1998                1997               2000
                                                                                       $                   $                  $
----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of capital assets                                                          (11,644)        (12,412)           (2,141,785)
Distribution rights                                                                      --              --            (2,975,000)
Due from Homebase Work Solutions Ltd.                                                    --              --               (99,529)
Acquisition of Homebase Work Solutions Ltd.                                              --              --                50,667
Investment in joint venture                                                              --              --              (171,720)
Due from Applied Courseware Technology (A.C.T.) Inc.                                     --              --              (139,299)
Acquisition of InfoCast Corporation                                                      --              --                    87
----------------------------------------------------------------------------------------------------------------------------------
Cash used in investing activities                                                   (11,644)        (12,412)           (5,476,579)
----------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in note payable to InfoCast [the acquired entity]                          250,000              --               250,000
Increase (decrease)  in due to related parties                                      114,476         109,545               (49,004)
Repayment of capital lease obligations                                                   --              --              (213,808)
Receipt of short-term unsecured loan                                                 70,000              --               470,000
Payment of short-term unsecured loan                                                (70,000)             --              (470,000)
Cash advance from InfoCast [the acquired entity] prior to acquisition                    --              --               146,900
Cash proceeds from convertible debentures, net                                           --              --             3,225,000
Cash proceeds from issuance of share capital , net                                    2,373              45            15,478,463
---------------------------------------------------------------------------------------------------------------------------------
Cash provided by financing activities                                               366,849         109,590            18,837,551
---------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash during the period                                     5,146          (1,331)            3,597,867
Effects of foreign exchange rate changes on cash balances                            20,148           1,632                40,064
Cash and cash equivalents, beginning of period                                          301             --                     --
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                             25,595             301             3,637,931
=================================================================================================================================
Supplemental cash flow information
Interest and lending fees paid during the period                                         --              --                23,562
Capital lease obligation assumed during the period                                       --              --             1,496,466
Fair value of acquisitions acquired through share issuances during the period            --              --            17,307,688
=================================================================================================================================

See accompanying notes

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                            [U.S. dollars, U.S. GAAP]

                                                                 Common stock         Additional
                                                Common            issued and            paid-in             Deferred
                                                shares            outstanding           capital           compensation
                                                   #                   $                   $                   $
----------------------------------------------------------------------------------------------------------------------
Deemed common shares issued for
   intellectual properties [note 1]                14                    --                  25                 --
Deemed common shares issued
   for cash [note 1]                               27                    --                  45                 --
Net loss for the period                            --                    --                  --                 --
Translation adjustment                             --                    --                  --                 --
------------------------------------------------------------------------------------------------------------------
Deemed balance as of
   December 31, 1997                               41                    --                  70                 --
Deemed common shares issued
   for cash [note 1]                        1,499,959                    --               2,373                 --
Net loss for the period                            --                    --                  --                 --
Translation adjustment                             --                    --                  --                 --
------------------------------------------------------------------------------------------------------------------
Deemed balance as of
   December 31, 1998                        1,500,000                    --               2,443                 --
Acquisition of InfoCast by
   VPS [note 1]                            13,580,000                13,580             294,108                 --
Common shares issued for cash               3,032,336                 3,032           4,545,468                 --
Share issuance costs                               --                    --             (42,992)                --
Common shares issued for
   consulting services                         60,000                    60             337,740           (337,800)
Granting of stock options                          --                    --          11,788,250        (11,788,250)
Amortization of deferred
   compensation                                    --                    --                  --          2,267,118
Net loss for the period                            --                    --                  --                 --
Translation adjustment                             --                    --                  --                 --
------------------------------------------------------------------------------------------------------------------
Balance as of March 31, 1999               18,172,336                16,672          16,925,017         (9,858,932)
==================================================================================================================

See accompanying notes

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                           STOCKHOLDERS' EQUITY cont'd
                            [U.S. dollars, U.S. GAAP]

                                                                        Accumulated
                                                                           other                Accumulated              Total
                                                                       comprehensive            development            stockholders'
                                                    Warrants               loss                stage deficit            equity
                                                        $                    $                       $                     $
--------------------------------------------------------------------------------------------------------------------------------
Deemed common shares issued for
   intellectual properties [note 1]                    --                        --                       --                  25
Deemed common shares issued
   for cash [note 1]                                   --                        --                       --                  45
Net loss for the period                                --                        --                  (96,161)            (96,161)
Translation adjustment                                 --                     1,632                       --               1,632
--------------------------------------------------------------------------------------------------------------------------------
Deemed balance as of
   December 31, 1997                                   --                     1,632                  (96,161)            (94,459)
Deemed common shares issued
   for cash [note 1]                                   --                        --                       --               2,373
Net loss for the period                                --                        --                 (423,872)           (423,872)
Translation adjustment                                 --                    19,291                       --              19,291
---------------------------------------------------------------------------------------------------------------------------------
Deemed balance as of
   December 31, 1998                                   --                    20,923                 (520,033)           (496,667)
Acquisition of InfoCast by
   VPS [note 1]                                        --                        --                       --             307,688
Common shares issued for cash                          --                        --                       --           4,548,500
Share issuance costs                                   --                        --                       --             (42,992)
Common shares issued for
   consulting services                                 --                        --                       --                  --
Granting of stock options                              --                        --                       --                  --
Amortization of deferred
   compensation                                        --                        --                       --           2,267,118
Net loss for the period                                --                        --               (3,083,921)         (3,083,921)
Translation adjustment                                 --                    (6,614)                      --              (6,614)
---------------------------------------------------------------------------------------------------------------------------------
Balance as of March 31, 1999                           --                    14,309               (3,603,954)          3,493,112
---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                       CONSOLIDATED STATEMENTS OF CHANGES
                         IN STOCKHOLDERS' EQUITY cont'd
                            [U.S. dollars, U.S. GAAP]

                                                                           Common stock            Additional
                                                         Common             issued and               paid-in           Deferred
                                                         shares             outstanding              capital          compensation
                                                            #                    $                      $                  $
----------------------------------------------------------------------------------------------------------------------------------
Balance as of March 31, 1999                            18,172,336                 16,672         16,925,017          (9,858,932)
Deemed common shares issued for
  acquisition of Homebase Work
  Solutions Ltd.                                         3,400,000                  3,400         16,996,600                 --
Common shares issued for cash and
  marketable securities                                  2,999,000                  2,999         17,956,501                 --
Share issuance costs - cash                                     --                     --         (1,563,963)                --
Share issuance costs - warrants                                 --                     --           (226,800)                --
Issuance of convertible debentures with warrants                --                     --          2,243,065                 --
Warrants issued for consulting services                         --                     --                 --                 --
Warrants issued to stockholders                                 --                     --                 --                 --
Adjustments resulting from revaluation
  of stock options granted to
  consultants in previous periods                               --                     --            963,557                 --
Adjustments resulting from revaluation
   of common shares granted to
   consultants in previous periods                              --                     --            112,200                 --
Adjustment to joint venture investment
   to reflect dilution of ownership interest                    --                     --             (6,984)                --
Granting of stock options                                       --                     --          4,803,780                 --
Cancellation of stock options                                   --                     --           (269,250)                --
Amortization of deferred compensation                           --                     --                 --          8,181,441
Net loss for the period                                         --                     --                 --                 --
Unrealized loss on short-term equity investment                 --                     --                 --                 --
Translation adjustment                                          --                     --                 --                 --
--------------------------------------------------------------------------------------------------------------------------------
Balance as of March 31, 2000                            24,571,336                 23,071         57,933,723         (1,677,491)
================================================================================================================================

InfoCast Corporation
[formerly Virtual Performance Systems Inc.]  [a development stage company]

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                           STOCKHOLDERS' EQUITY cont'd
                            [U.S. dollars, U.S. GAAP]

                                                                            Accumulated
                                                                               other               Accumulated           Total
                                                                           comprehensive           development       stockholders'
                                                        Warrants               loss               stage deficit         equity
                                                            $                    $                      $                  $
----------------------------------------------------------------------------------------------------------------------------------
Balance as of March 31, 1999                                --                 14,309         (3,603,954)              3,493,112
Deemed common shares issued for
   acquisition of Homebase Work
   Solutions Ltd.                                           --                     --                 --              17,000,000
Common shares issued for cash                               --                     --                 --              17,959,500
Share issuance costs - cash                                 --                     --                 --              (1,563,963)
Share issuance costs - warrants                        226,800                     --                 --                      --
Issuance of convertible debentures with warrants            --                     --                 --               2,243,065
Warrants issued for consulting services                643,875                     --                 --                 643,875
Warrants issued to stockholder                         137,200                     --                 --                 137,200
Adjustments resulting from revaluation
   of stock options granted to
   consultants in previous periods                          --                     --                 --                 963,557
Adjustments resulting from revaluation
   of common shares granted to
   consultants in previous periods                          --                     --                 --                 112,200
Adjustment to joint venture investment
   to reflect dilution of ownership interest                --                     --                 --                  (6,984)
Granting of stock options                                   --                     --                 --               4,803,780
Cancellation of stock options                               --                     --                 --                (269,250)
Amortization of deferred compensation                       --                     --                 --               8,181,441
Net loss for the period                                     --                     --        (31,151,184)            (31,151,184)
Unrealized loss on short-term equity investment             --               (287,500)                --                (287,500)
Translation adjustment                                      --                 36,158                 --                  36,158
---------------------------------------------------------------------------------------------------------------------------------
Balance as of March 31, 2000                             1,007,875               (237,033)       (34,755,138)         22,295,007
=================================================================================================================================

The accumulated other comprehensive loss balance as of March 31, 2000 includes a net accumulated translation adjustment gain of $50,467 and an accumulated unrealized loss on short-term equity securities of $287,500.

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   [U.S. dollars except where otherwise noted]

March 31, 2000


1. BASIS OF ACCOUNTING

Nature of operations and continuing entity

These consolidated financial statements are the continuing financial statements of Virtual Performance Systems Inc. ["VPS"] [a development stage company], an Ontario corporation which was incorporated on July 29, 1997. VPS had a 100% interest in, and subsequently amalgamated with, Cheltenham Technologies Corporation, an Ontario corporation. VPS has a 100% interest in Cheltenham Interactive Corporation ["Cheltenham Interactive"], an inactive Ontario corporation, and Cheltenham Technologies (Bermuda) Corporation ["Cheltenham Bermuda"], a Barbados corporation which owns certain intellectual properties. On January 29, 1999, VPS acquired the net assets of InfoCast Corporation [formerly Grant Reserve Corporation] ["InfoCast"], a United States non-operating company traded on the NASDAQ OTC Bulletin Board which had a 100% interest in InfoCast Canada Corporation ["InfoCast Canada"]. After the acquisition, VPS continued under the name of InfoCast Corporation.

InfoCast, InfoCast Canada, VPS, Cheltenham Interactive and Cheltenham Bermuda are collectively referred to as the "Company". The Company is a development stage technology company that has developed the infrastructure to enable the Company to host both their own customized and third-party software applications that can be accessed remotely by businesses and their employees.

The Company's primary operational focus as outlined in its business plan entails
significant  investment  in  developing,   deploying  and  marketing  electronic
commerce enabling application solutions.

The aggregate future capital requirements to support this investment are expected to be substantially funded from external resources including issuing equity and or debt. There can be no assurance that any financing will be available on terms acceptable to the Company or at all.

The Company believes that its working capital position as well as the additional net convertible debenture proceeds of $2,325,000 received in April 2000 will be sufficient to support the Company's growth for approximately the next six to nine months. In the event that additional financings are not completed and expected revenues and cash flows are not achieved, the Company intends to curtail its development plans and reduce expense levels significantly at the appropriate time. In such event the Company believes that its current cash reserves will support limited activities until May 2001.

The Company is currently seeking to raise additional funds through private or public financing, strategic or other relationships.

The functional currency of VPS, Cheltenham Interactive, Cheltenham Bermuda and InfoCast Canada is the Canadian dollar. However, for reporting purposes, the Company has adopted the United States dollar as its reporting currency.
Accordingly, the Canadian dollar balance sheets of these companies have been translated into United States dollars at the rates of exchange at the respective period ends, while transactions during the periods and share capital amounts have been translated at the weighted average rates of exchange for the respective periods and the exchange rate at the date of the transaction respectively. Gains and losses arising from these translation adjustments are included in comprehensive loss.

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   [U.S. dollars except where otherwise noted]

March 31, 2000

Reverse acquisition of InfoCast Corporation

Pursuant to a share purchase agreement dated January 29, 1999, the shareholders of VPS sold their 100% interest in VPS to InfoCast in consideration for 1,500,000 exchangeable shares of InfoCast Canada, a wholly-owned subsidiary of InfoCast. The InfoCast Canada exchangeable shares are convertible into common shares of InfoCast at no additional consideration. In addition, the shareholders of VPS also purchased a further 9 million common shares of InfoCast from InfoCast's former controlling shareholder, Sheridan Reserve Incorporated, in consideration for a nominal cash amount. As a result of these two transactions, the shareholders of VPS effectively acquired 10,500,000 common shares of InfoCast which represents a controlling interest of approximately 70% [60% excluding the exchangeable shares]. This transaction is considered an acquisition of InfoCast [the accounting subsidiary/legal parent] by VPS [the accounting parent/legal subsidiary] and has been accounted for as a purchase of the net assets of InfoCast by VPS in these consolidated financial statements because InfoCast had no business operations or operating assets at the time of the acquisition.

These consolidated financial statements are issued under the name of InfoCast, but are a continuation of the financial statements of the accounting acquirer, VPS. VPS's assets and liabilities are included in the consolidated financial statements at their historical carrying amounts. Figures presented to January 29, 1999 are those of VPS. For purposes of the acquisition, the fair value of the net assets of InfoCast of $307,688 is ascribed to the 13,580,000 previously outstanding common shares of InfoCast deemed to be issued in the acquisition as follows:

                                                                          $
--------------------------------------------------------------------------------

Cash                                                                        87
Note receivable from VPS                                               396,900
Payable to VPS                                                         (25,020)
Accounts payable                                                       (64,279)
--------------------------------------------------------------------------------
Purchase price                                                         307,688
--------------------------------------------------------------------------------

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   [U.S. dollars except where otherwise noted]

March 31, 2000

Prior to the acquisition on January 29, 1999, the deemed number of outstanding shares of InfoCast is equal to the 1,500,000 exchangeable shares of InfoCast Canada that were issued to the shareholders of VPS in the acquisition. These shares have been allocated to the changes in the combined issued and outstanding and additional paid-in-capital common stock of VPS to January 29, 1999 as follows:

                                                      Deemed
                                                     InfoCast           VPS
                                                      shares          shares       Amount
                                                        #               #             $
-----------------------------------------------------------------------------------------
Issued for intellectual properties [note 3]               14              35           25
Issued for cash                                           27              65           45
-----------------------------------------------------------------------------------------
Outstanding as of December 31, 1997                       41             100           70
Issued for cash                                    1,499,959       3,624,000        2,373
-----------------------------------------------------------------------------------------
Outstanding as of December 31, 1998
   and January 29, 1999 prior to acquisition       1,500,000       3,624,100        2,443
-----------------------------------------------------------------------------------------

The combined issued and outstanding and additional paid-in-capital common stock of the continuing consolidated entity as of January 29, 1999 is computed as follows:

                                                                                   $
--------------------------------------------------------------------------------------
Existing share capital of VPS as of January 29, 1999 prior to acquisition        2,443
Ascribed value of the acquired common shares of InfoCast                       307,688
--------------------------------------------------------------------------------------
Share capital of InfoCast [formerly VPS] as of January 29, 1999                310,131
--------------------------------------------------------------------------------------

The number of outstanding shares of InfoCast [formerly VPS] as of January 29, 1999 is computed as follows:

                                                                                Number
                                                                             of shares
                                                                                  #
--------------------------------------------------------------------------------------
Deemed share capital of InfoCast [formerly VPS] as of
   January 29, 1999 prior to acquisition                                     1,500,000
Shares of InfoCast deemed issued by VPS                                     13,580,000
--------------------------------------------------------------------------------------
Shares of InfoCast [formerly VPS] as of January 29, 1999                    15,080,000
--------------------------------------------------------------------------------------

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   [U.S. dollars except where otherwise noted]

March 31, 2000

Acquisition of Homebase Work Solutions Ltd.

Pursuant to a share purchase agreement dated May 13, 1999, Homebase Work Solutions Ltd. ["Homebase"] was acquired by the Company in consideration for 3,400,000 exchangeable shares of InfoCast Canada. The InfoCast Canada exchangeable shares are convertible into InfoCast common stock on a one-for-one basis at no additional consideration.

As a condition of the closing of the share purchase agreement, the Company paid $285,480 [Cdn.$420,000] to officers of Homebase during the fiscal year ended March 31, 2000.

The acquisition has been accounted for using the purchase method. The value of the acquisition was $17,077,000, which included $77,000 of expenses directly attributable to the acquisition. For accounting purposes the exchangeable shares of InfoCast Canada have been valued at $5.00, which is equal to the price per share received from the June 1999 private placement of the Company's common stock. The total purchase price of $17,077,000 has been allocated as follows:

                                                                      $
--------------------------------------------------------------------------

Cash                                                              127,667
Other current assets                                               13,565
Capital assets                                                     20,465
Completed technology                                           17,015,000
In-process research and development                                19,000
Trademarks                                                        853,000
Workforce-in-place                                                253,000
Goodwill                                                        5,846,293
Deferred income taxes                                          (6,886,000)
Accounts payable and accrued liabilities                          (82,145)
Due to the Company                                               (102,845)
--------------------------------------------------------------------------
Purchase price                                                 17,077,000
--------------------------------------------------------------------------

The completed technology, trademarks, workforce-in-place and goodwill will be amortized over their respective useful lives of 5 years, 5 years, 3 years and 5 years. The in-process research and development was charged to income immediately subsequent to the acquisition. The completed technology, trademarks and workforce-in-place have been classified as intellectual property on the consolidated balance sheets. The deferred income tax liability was created in respect of the difference between the accounting and tax basis of the completed technology, trademarks and workforce-in-place. The identification and the fair values of the completed technology, in-process research and development, trademarks and workforce-in-place were determined by management with the assistance of an independent valuator.

The completed technology is comprised of Homebase's information hub, telework and web-enabling technologies, together with the benefits of Homebase's association with the National Environmental Policy Institute ["NEPI"]. NEPI is a United States based non-profit environmental lobbyist group that promotes telework policies in the United States.

The results of operations of Homebase during the post-acquisition 324-day period ended March 31, 2000 have been consolidated with those of the Company.

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   [U.S. dollars except where otherwise noted]

March 31, 2000

The following pro-forma consolidated financial information presents certain statement of operations data of the Company as if the Company had acquired Homebase as of April 1, 1998. This pro-forma financial information is not necessarily indicative of the results that actually would have occurred had the Company acquired Homebase on the date indicated or which would be obtained in the future.

                                        Year ended              Year ended
                                         March 31,               March 31,
                                           2000                    1999
                                             $                       $
--------------------------------------------------------------------------------
                                        [unaudited]               [unaudited]

Revenue                                     305,754                    5,153
Net loss for the period                 (31,622,119)              (7,253,830)
Basic and diluted loss per share              (1.37)                   (1.03)
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are summarized as follows:

Principles of consolidation

These consolidated financial statements include the accounts of InfoCast and its
subsidiaries,   all  of  which  are  wholly-owned.   Intercompany  accounts  and
transactions have been eliminated upon consolidation.

Cash and cash equivalents

Cash and cash equivalents represent cash and short-term investments with a maturity date of less than three months when acquired.

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   [U.S. dollars except where otherwise noted]

March 31, 2000



Change in year end

Effective for the period ended March 31, 1999, the Company changed its year end from December 31 to March 31.

Capital assets

Capital assets are recorded at cost less accumulated depreciation. If it is determined that a capital asset is not recoverable over its estimated useful life, the capital asset will be written down to its fair value. Maintenance and repairs are charged to expenses as incurred. Gains and losses on the disposition of capital assets are included in income. Depreciation is provided using the following annual rates and bases which are expected to amortize the cost of the capital assets over their estimated useful lives:

Computer hardware and software         30% declining balance
Furniture and equipment                20% declining balance
Leasehold improvements                 20% declining balance
Virtual Call Center solution           5 years straight-line
Assets under capital lease             straight-line over the term of the lease

Intellectual property

Acquired intellectual property is recorded at cost and represents proprietary rights to certain information delivery technologies. The capitalized costs of the intellectual property is amortized on a straight-line basis over its estimated useful life. If it is determined that an investment in intellectual property is not recoverable over its estimated useful life, the intellectual property will be written down to its fair value.

Distribution and licensing rights

Acquired distribution and licensing rights are recorded at cost. The capitalized costs of the distribution and licensing rights will be amortized each period, commencing when the electronically converted products and educational material are available for distribution and license, at the greater of [i] the amount calculated based on the straight-line method over the estimated useful life of 5 years or [ii] the amount calculated based on the ratio of current gross revenues received from the licensing of the electronically converted products and the hosting and delivery of educational material over the sum of the current and future gross revenues anticipated to be received by licensing the electronically converted products and hosting and delivering the educational material. If it is determined that the investment in distribution and licensing rights is not recoverable from estimated sales, the distribution and licensing rights will be written down to their fair value.

Goodwill

Goodwill is being amortized over its estimated useful life of five years. The Company assesses each quarter whether there is an other than temporary impairment of the carrying value of the goodwill based on undiscounted expected future cash flows. If the Company determines that there is a permanent impairment of the carrying value of the goodwill, a write-down will occur in that period.

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   [U.S. dollars except where otherwise noted]

March 31, 2000

Revenue recognition

The Company generated revenue from hosting services, consulting services and the resale of computer hardware. Revenue from hosting services is recognized when the service is delivered, or over the term of the applicable hosting services contract. Consulting revenue is recognized at the time such consulting services are rendered. Revenue generated from the resale of computer hardware is recognized upon shipment.

Research and development costs

Research and development costs are expensed in the year incurred.

Foreign currency measurement

In preparing the Company's Canadian dollar functional currency financial statements, United States dollar monetary assets and liabilities are remeasured in the Company's Canadian dollar functional currency at the period end rate of exchange. The statements are then translated into the Company's United States dollar reporting currency. Transactions in foreign currency are remeasured at the dollar actual rates of exchange. Foreign currency remeasurement differences are included in general and administrative expenses.

Stock options

As permitted by FASB Statement No. 123 ["FASB 123"], "Accounting for Stock-Based Compensation", the Company has adopted the intrinsic value method of APB 25, "Accounting for Stock Issued to Employees" in respect of stock options granted to its employees and directors and FASB 123 in respect of stock options granted to its consultants. The measurement date of options granted to consultants will be the date the services are completed. For purposes of recognition of the cost of the options prior to the measurement date such options are measured at their then current fair value at each interim financial reporting date.

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   [U.S. dollars except where otherwise noted]

March 31, 2000


Income taxes

The Company follows the liability method of providing for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes".

Basic and diluted loss per common share

Per share amounts have been computed based on the weighted average number of common shares outstanding each period. The weighted average number of common shares outstanding prior to the acquisition on January 29, 1999 are based on the number of VPS common shares outstanding during that period. Diluted loss per share is calculated by adjusting outstanding shares, assuming any dilutive effects of options, warrants and convertible securities. For all of the periods presented, the effect of stock options, warrants, and convertible securities were not included as the results would be anti-dilutive. Consequently, there is no difference between the basic and dilutive net loss per share. The weighted average number potential of common shares from options, warrants and convertible securities for the year ended March 31, 2000 was 4,042,217 [three months ended March 31, 1999 - 1,175,833; three months ended March 31, 1998 - nil; year ended December 31, 1998 - nil; 156 day period ended December 31, 1997 - nil].

Use of estimates

Management uses estimates and assumptions in preparing consolidated financial statements in accordance with accounting principles generally accepted in the United States. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could vary from the estimates that are used.

3. INTELLECTUAL PROPERTY

The Company executed a Memorandum of Agreement dated July 31, 1997, whereby the Company acquired certain intellectual property owned by an officer of the Company, in consideration for 35 VPS common shares issued at Cdn.$1 per share. The fair value of the intellectual property is $23 based on the fair value of the 35 VPS shares issued in consideration thereof. The fair value per share in respect of the 35 VPS shares issued for the intellectual property is consistent with the cash proceeds received per share in respect of the other 65 VPS common shares issued during 1997. The intellectual property purchased pursuant to this agreement is completed technology and is related to electronic information delivery algorithms. The Company is not using this electronic information delivery algorithm and does not plan to use it in the future, therefore, this intellectual property was written down to nil during the year ended March 31, 2000.

On November 17, 1998, the Company entered into a Purchase and Sale Agreement with Advanced Systems Computer Consultants Inc., a company owned by the officer of the Company noted above, pursuant to which the Company acquired certain additional intellectual property rights. The intellectual property purchased pursuant to this agreement is completed technology and relates to remote banking software. The Company purchased the intellectual property rights for consideration as follows:

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   [U.S. dollars except where otherwise noted]

March 31, 2000

[i] $51,601 [Cdn.$75,000] if the Company becomes a public corporation and has completed a minimum financing of $2,000,000; and

[ii] $223,600 [Cdn.$325,000] if the purchased remote banking software generates revenue.

The Company accrued the first installment in its accounts as at March 31, 1999 [$49,712 less accumulated amortization of $4,144] and paid this amount during the year ended March 31, 2000. The Company is not using this remote banking software and does not plan to use it in the future, therefore, this intellectual property was written down to nil during the year ended March 31, 2000.

Acquired intellectual property consists of the following:

                                                              2000
                                   --------------------------------------------------------
                                                          Accumulated                   Net
                                                         amortization                  book
                                      Cost              and write-downs               value
                                        $                      $                        $
-------------------------------------------------------------------------------------------
Completed technology               17,066,624               3,060,715            14,005,909
Trademarks                            853,000                 150,853               702,147
Workforce-in-place                    253,000                  74,570               178,430
-------------------------------------------------------------------------------------------
                                   18,172,624               3,286,138            14,886,486
-------------------------------------------------------------------------------------------

                                                         1999
                                    --------------------------------------------
                                                                        Net
                                                       Accumulated     book
                                    Cost               amortization   value
                                      $                     $           $
--------------------------------------------------------------------------------

Completed technology                 49,735                 4,144     45,591
--------------------------------------------------------------------------------

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   [U.S. dollars except where otherwise noted]

March 31, 2000



4. Acquired distribution and licensing rights

Pursuant to a license agreement dated June 29, 1999, between the Company and ITC Learning Corporation ["ITC"], the Company will become, for an unlimited term, ITC's exclusive distance learning technology partner for the hosting and delivery of educational material utilizing the A-STAR component within ITC's Workforce Initiative Program for total consideration of $2,000,000, which was paid by the Company during the year ended March 31, 2000.

The Company also entered into a separate distribution agreement with ITC in March 1999. This distribution agreement provided the Company with the perpetual non-exclusive right to market, sell and electronically convert all existing and future ITC products in consideration for $1,000,000 in respect of electronic distribution to the first 150,000 licensed purchasers. In the event that the Company effects distribution to more than 150,000 licensed purchasers, the Company and ITC will share the revenue generated therefrom based on a revenue sharing formula. The total consideration was subsequently reduced to $975,000 and was paid by the Company in two installments in March and May 1999.

5. CAPITAL ASSETS

Capital assets consist of the following:

                                                                        2000
                                               ------------------------------------------------------
                                                                                                  Net
                                                                    Accumulated                  book
                                                Cost               amortization                 value
                                                  $                      $                        $
-----------------------------------------------------------------------------------------------------

Computer equipment and software                 568,301                 140,789               427,512
Office equipment                                266,439                  52,685               213,754
Leasehold improvements                           17,285                   3,569                13,716
Virtual Call Centre solution                    858,711                      --               858,711
Computer equipment under capital lease        1,923,911                 312,763             1,611,148
Other assets under capital lease                 30,700                   2,558                28,142
-----------------------------------------------------------------------------------------------------
                                              3,665,347                 512,364             3,152,983
-----------------------------------------------------------------------------------------------------

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   [U.S. dollars except where otherwise noted]

March 31, 2000


                                                                        1999
                                                -----------------------------------------------------
                                                                                                  Net
                                                                    Accumulated                  book
                                                Cost               amortization                 value
                                                  $                      $                        $
-----------------------------------------------------------------------------------------------------

Computer equipment and software                  64,899                   7,684                57,215
Office equipment                                 49,220                   1,887                47,333
Leasehold improvements                            2,979                     135                 2,844
-----------------------------------------------------------------------------------------------------
                                                117,098                   9,706               107,392
-----------------------------------------------------------------------------------------------------

6. RELATED PARTY TRANSACTIONS

The amount due to related parties consists of amounts due to current and past officers of the Company. The amounts are non-interest bearing and payable on demand. The balances relate to expenditures incurred and services performed on behalf of the Company, except for Cdn.$25,000 of the amount due as at March 31, 1999 and December 31, 1998 which relates to cash advances provided to the Company, and $49,710 [Cdn.$75,000] of the amount due as of March 31, 1999 and December 31, 1998 which relates to the intellectual property described in note 3.

During the year ended March 31, 2000, the Company incurred expenses of nil [March 31, 1999 - nil, December 31, 1998 - $59,319; December 31, 1997 - $42,119]
for managerial and consulting services from Advanced Systems Computer Consultants and nil [March 31, 1999 - nil; December 31, 1998 - $30,526; December 31, 1997 - nil] for consulting services provided by a company controlled by a shareholder and former director of the Company.

During the year ended March 31, 2000, the Company incurred expenses of $142,740 [Cdn. $210,000] [March 31, 1999 - $26,981; December 31, 1998 - $16,178; December
31, 1997 - nil]] for consulting services provided by a company owned by a shareholder and the Co-Chairman of the Company. The Company will continue to pay a monthly consulting fee of $10,195 [Cdn.$15,000] while services are being rendered.

During the year ended March 31, 2000, the Company paid consulting fees to a shareholder beneficially owning greater than 5% of the outstanding shares of the Company, in the amount of $71,370 [Cdn.$105,000] [March 31, 1999 - nil] for consulting services related to business development and advice on potential acquisitions.

During the year ended March 31, 2000, general, administration and selling expenses include $214,110 from the above related party transactions [March 31, 1999 - $26,981; December 31, 1998 - $106,023; December 31, 1997 - $42,119].

Revenues for the year ended March 31, 2000 include $15,633 of hosting services provided to a company that has a director that is an officer of the Company [March 31, 1999 - nil; December 31, 1998 - nil; December 31, 1997 - nil].

7. OBLIGATIONS UNDER CAPITAL LEASES

The Company entered into a lease agreement on June 25, 1999 for the lease of a Sun Microsystems Enterprise 10000 computer and paid a deposit of $481,600 [Cdn.$700,000] at the

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   [U.S. dollars except where otherwise noted]

March 31, 2000


time of execution. Future minimum annual lease payments under this and other smaller capital leases expiring at various dates to March 2003 are as follows:

                                                                $
----------------------------------------------------------------------

2001                                                           579,167
2002                                                           566,259
2003                                                           294,156
----------------------------------------------------------------------
Total minimum lease payments                                 1,439,582
Less amount representing interest at 9.75% to 10.75%           156,933
----------------------------------------------------------------------
Balance of obligations                                       1,282,649
Less current portion                                           479,813
----------------------------------------------------------------------
                                                               802,836
======================================================================

The computers and equipment acquired pursuant to the capital leases have been included in capital assets [note 5] and the depreciation on the computers and equipment has been charged to the consolidated statements of operations and comprehensive loss.

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   [U.S. dollars except where otherwise noted]

March 31, 2000




8. SHARE CAPITAL

Authorized

The Company has 100,000,000 shares of preferred stock authorized at a par value of $0.001 per share and has 100,000,000 shares of common stock authorized at a par value of $0.001 per share.

Issued and outstanding common stock

                                                                                 Common stock issued and
                                                                                     outstanding and
                                                                               additional paid-in-capital
                                                                           Shares                     Amount
                                                                              #                          $
---------------------------------------------------------------------------------------------------------------

Outstanding as of January 29, 1999 [note 1]                                 15,080,000                  310,131
Private placement at $1.50 per share                                         3,032,336                4,548,500
Issuance of shares in consideration for consulting services                     60,000                  337,800
Share issuance costs                                                                --                  (42,992)
---------------------------------------------------------------------------------------------------------------
Outstanding as of March 31, 1999                                            18,172,336                5,153,439
Acquisition of Homebase Work Solutions Ltd. [note 1]                         3,400,000               17,000,000
Private placement at $5.00 per share                                           420,000                2,100,000
Private placement at $5.50 per share                                         1,879,000               10,334,500
Private placement, other                                                       500,000                4,187,500
ACT settlement [note 15]                                                       200,000                1,337,500
Share issuance costs                                                                --               (1,790,763)
---------------------------------------------------------------------------------------------------------------
Outstanding as of March 31, 2000                                            24,571,336               38,322,176
===============================================================================================================

Exchangeable shares

The number of shares of common stock outstanding as of March 31, 2000 includes 3,327,208 exchangeable shares of InfoCast Canada which have been deemed as shares of common stock of the Company for accounting purposes and in respect of the loss per share calculations because the exchangeable shares are the economic equivalent of shares of common stock of the Company.

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   [U.S. dollars except where otherwise noted]

March 31, 2000




Securities Purchase Agreement

Pursuant to a Securities Purchase Agreement dated June 24, 1999, the Company issued, by way of a private placement, 420,000 shares of common stock to the agent at $5.00 per share for gross proceeds of $2,100,000, net of commissions of $210,000.

Also pursuant to the Securities Purchase Agreement, the Company issued warrants to purchase 70,000 shares of common stock on June 24, 1999 to the placement agent. Each warrant has an exercise price of $7.00, expires June 23, 2001 and has been valued at $3.24 in the accounts based on an expected volatility factor of 0.715 and a risk-free interest rate of 5.1%. As a result, $226,800 was charged to share issuance costs during the year ended March 31, 2000.

Private placements

From July to November 1999, the Company completed the private placement of 1,879,000 shares of common stock at $5.50 per share for gross proceeds of $10,334,500 excluding an agent's fee of $1,033,329.

In February 2000 the Company received 150,000 shares of common stock of another publicly traded corporation in consideration for 500,000 shares of common stock of the Company issued by way of private placement. The Company recorded the issuance of its shares of common stock at the $8.375 per share fair value of the Company's common stock on the date of the transaction. The shares of common stock of the other public company received as consideration, net of 20,000 of the shares payable as a commission to the agents, have been recorded as a short-term equity investment and classified as "available for sale". The carrying value of the short-term investment was adjusted to its market value as at March 31, 2000, resulting in an unrealized loss of $287,500 included in the comprehensive loss for the period. In addition to the transfer of ownership of 20,000 shares of common stock of the short-term investment to the agents, the Company has accrued a $100,000 cash commission to the agents of this private placement.

As of May 5, 2000, the market value of the short-term investment decreased to approximately $2,200,000.

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   [U.S. dollars except where otherwise noted]

March 31, 2000




Stock options

1998 Stock Option Plan

As of March 31, 2000, 2,250,000 shares of common stock were reserved for the exercise of stock options granted to various individuals involved in the management of VPS, including 375,000 options originally granted to consultants, pursuant to the Company's 1998 Stock Option Plan as amended on January 29, 1999. The options were granted as follows: 2,075,000 on February 8, 1999 and 175,000 on February 1, 2000 and are exercisable at a price of $1.00 per share. Effective April 1, 1999, an individual initially classified as an employee and who had been granted 250,000 options became a consultant, while on May 13, 1999 an individual initially classified as a consultant and who had been granted 100,000 options became an employee. As a result, as at March 31, 2000, 700,000 of the options are held by consultants, while 1,550,000 are held by employees and directors.

The options granted on February 8, 1999 expire three years from the date of grant and were fully vested as of March 31, 2000. Of the 275,000 stock options that were originally granted to individuals still classified as consultants that were originally determined based on the fair market value of the options on the date of grant, $5.87 per option, were revalued as of the August 8, 1999 vesting date to the then current fair value of $9.06 per stock option [based on a revised volatility of 1.019 and the August 8, 1999 closing market price of $10.00 per share of common stock]. This revaluation resulted in a charge to stock option compensation expense of $2,109,537 during the year ended March 31, 2000. Stock option compensation expense of $1,116,205 was charged to income during the year in respect of the 250,000 options granted to the individual that became a consultant during the year, while stock option compensation expense of $503,033 was charged to income during the year in respect of the 100,000 options granted to the individual that became a director during the year. Stock compensation expense of $6,586,544 was charged to income during the year ended March 31, 2000 in respect of the remaining 1,450,000 stock options originally granted to individuals still classified as employees and directors that are accounted for utilizing the intrinsic value method.

The 175,000 options granted on February 1, 2000 expire two years from the date of grant, vest on July 12, 2000 and were granted to a consultant of the Company. The deferred compensation attributable to these stock options granted to a consultant was revalued as of March 31, 2000 to the then current fair value of $6.07 per stock option [based on an expected dividend rate of 0%, an expected life of one year, a risk-free rate of 6.18%, an expected volatility factor of
0.873 and the March 31, 2000 closing market price of $7.00 per share of common stock]. These options have been valued at $1,062,250 of which $386,273 has been recognized as a stock option compensation expense during the year ended March 31, 2000 and of which the balance of $675,977 has been recorded as deferred compensation in stockholders' equity.

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   [U.S. dollars except where otherwise noted]

March 31, 2000




1999 Stock Option Plan

The directors and stockholders of the Company approved the 1999 Stock Option Plan under which an additional 2,000,000 stock options are eligible for grant. As of March 31, 2000, the Company had 1,805,000 shares of common stock reserved for the exercise of stock options granted to various employees, officers, consultants and advisors pursuant to the 1999 Stock Option Plan as follows:

                                      Option price                 Expiry
Grant date              Options          per share                  date
                           #                 $
-----------------------------------------------------------------------------

June 1, 1999              910,000          7.00                  June 1, 2004
November 19, 1999         400,000          7.00             November 19, 2004
December 8, 1999          375,000          7.05              December 8, 2004
February 18, 2000          20,000          7.00              February 8, 2005
February 29, 2000         100,000          8.625            February 29, 2005
-----------------------------------------------------------------------------
                        1,805,000
=============================================================================

The options granted on June 1, 1999 were 100% vested as of March 31, 2000. The options granted on November 19, 1999 and December 8, 1999 are subject to a vesting period from immediate to two years. The options granted on February 18, 2000 vest as follows: 5,000 on the date of grant and 5,000 on each of February 18, 2001, February 18, 2002 and February 18, 2003. The options granted on February 29, 2000 vest as follows: 33,333 upon the employee assuming their position at the Company, 33,333 on March 1, 2001 and 33,334 on March 1, 2002.

Of 1,180,500 options originally granted on June 1, 1999 pursuant to the 1999 Stock Option Plan, 270,500 were cancelled in November 1999 leaving a balance of 910,000 outstanding as of March 31, 2000. Of the 910,000 stock options outstanding as of March 31, 2000, 700,000 were granted to employees and 210,000 were granted to consultants and advisors. The 210,000 outstanding stock options granted to consultants and advisors have been valued at $527,100 [based on a weighted average expected dividend rate of 0%, weighted average expected life of 1 year, weighted average risk-free interest rate 5.46% and a weighted average expected volatility factor of 0.805] which has been recognized as a stock option compensation expense during the year ended March 31, 2000. The deferred compensation in respect of the 700,000 stock options granted to employees and directors was nil because the exercise price of the options was equal to the market price of the shares of common stock on the date of grant. Of the 270,500 stock options that were cancelled, 195,500 had been granted to consultants and had vested at the time of cancellation which resulted in stock option compensation expense of $422,280 being recorded in the year ended March 31, 2000.

The deferred compensation in respect of the stock options granted to employees on November 19, 1999, February 18, 2000, February 29, 2000 and 25,000 of the stock options granted on December 8, 1999 was nil because the exercise price of the options was equal to the market price of the shares of common stock on the date of grant. The remaining 350,000 stock options granted on December 8, 1999 have been valued at $113,750 of which $52,136 has been recognized as a stock option compensation expense during the year ended March 31, 2000, and of which the balance of $61,614 has been recorded as deferred compensation in stockholders' equity. The

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   [U.S. dollars except where otherwise noted]

March 31, 2000


measurement date of the 350,000 stock options granted on December 8, 1999 was January 4, 2000, the date when the employee commenced employment.

Other stock options

On June 1, 1999, the directors of the Company approved the grant of 750,000 stock options outside of the 1999 Stock Option Plan to an individual who became an officer of the Company on September 4, 1999. The stock options are exercisable at a price of $7.00 per share, expire five years from the date of grant and vest as follows: 250,000 on September 4, 1999 upon the acceptance by the individual of formal employment with the Company, 250,000 on September 4, 2000 and 250,000 on September 4, 2001. These outstanding options have been valued at $2,437,500 of which $1,523,437 has been recognized as a stock option compensation expense during the year ended March 31, 2000, and of which the balance of $914,063 has been recorded as deferred compensation in stockholders' equity. The measurement date in respect of these stock options was September 4, 1999.

On October 18, 1999, the directors of the Company approved the grant of 60,000 stock options outside of the 1999 Stock Option Plan to an individual who is to provide financial and investor relations consulting services to the Company. The stock options are exercisable at a price of $8.25 per share, expire two years from the date of grant and vest as follows: 15,000 on January 14, 2000, 15,000 on March 15, 2000, 15,000 on June 15, 2000 and 15,000 on September 15, 2000.
These outstanding options have been valued at $151,200 [based on an expected dividend rate of 0%, an expected life of one year, a risk-free rate ranging from 5.83% to 6.18% and an expected volatility factor of 0.873] of which $125,363 has been recognized as a stock option compensation expense during the year ended March 31, 2000, and of which the balance of $25,837 has been recorded as deferred compensation in stockholders' equity. The deferred compensation for the then current fair value at each interim reporting financial reporting date will be amortized over the remaining vesting periods of the options. The agreement with this individual was terminated in May 2000 resulting in the cancellation of unvested options to purchase 30,000 shares of common stock previously granted.

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   [U.S. dollars except where otherwise noted]

March 31, 2000




A summary of the Company's stock option activity is as follows:
                                                                       Weighted
                                                                      average
                                             Number of               exercise
                                              options                  price
                                                #                        $
-------------------------------------------------------------------------------

Outstanding as of January 1, 1999                   --                      --
Granted                                      2,250,000                    1.00
Exercised                                           --                      --
Forfeited                                           --                      --
Cancelled                                     (175,000)                   1.00
------------------------------------------------------------------------------
Outstanding as of March 31, 1999             2,075,000                    1.00
Granted                                      3,060,500                    6.74
Exercised                                           --                      --
Cancelled - not vested                         (75,000)                   7.00
Cancelled - vested                            (195,500)                   7.00
------------------------------------------------------------------------------
Outstanding as of March 31, 2000             4,865,000                    4.28
------------------------------------------------------------------------------

Exercisable as of March 31, 2000             3,628,336                    3.60
==============================================================================

In April 2000, 300,000 of the options granted under the 1998 Stock Option Plan and 100,000 of the options granted under the 1999 Stock Option Plan were cancelled.

Pro forma net loss

If the Company had been following FASB Statement No. 123 ["FASB 123"] in respect of stock options granted to its employees and directors, the Company would have recorded a higher stock option compensation expense for the year ended March 31, 2000 of $2,990,493 in respect of the amortization of the estimated value of the Company's stock options to employees over the vesting periods of the options, which results in a pro-forma net loss of $34,141,677 and a pro-forma basic and diluted loss per share of $1.51 in respect of the year ended March 31, 2000.

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   [U.S. dollars except where otherwise noted]

March 31, 2000




The Company assumed the following expected dividend rates, expected lives, risk-free interest rate and expected volatility factors in respect of the valuation of stock options granted to employees and directors in accordance with FASB 123:

                                                    Weighted
                                                    average
-------------------------------------------------------------

Expected dividend rate                                     0%
Expected life                                       1.5 years
Risk-free interest rate                                 5.30%
Expected volatility                                    0.8087
=============================================================

Issuance of shares in consideration for consulting services

Pursuant to an agreement dated March 22, 1999, the Company issued 60,000 shares of common stock to a financial investment-consulting firm on March 22, 1999 in consideration for assistance in securing additional financing over the following year. The measurement date for these shares of common stock was March 22, 2000, at which time the market value of the common shares was $7.50, which resulted in a charge to general and administrative expenses of $439,820 during the year ended March 31, 2000.

Other warrants

Pursuant to a letter agreement dated May 20, 1999 with an investor relations company and subsequent negotiations in October 1999, the Company was obligated to pay a total of $75,000 and issue warrants to purchase 75,000 shares of common stock in consideration for consulting services during the period from June 1, 1999 to May 31, 2000. The payments were to be made and warrants issued for services in advance. The following payments have been made and the following warrants have been issued: $25,000 and 25,000 warrants on June 1, 1999 and $12,500 and 12,500 warrants on each of October 6, 1999 and January 1, 2000. The Company terminated the agreement in March 2000 and does not intend to make any additional payments nor issue additional warrants. Based on an expected dividend rate of 0%, a volatility factor of 0.963 and a risk-free interest rate of 5.10%, the Company valued the 25,000 warrants issued on June 1, 1999 with a purchase price of $7.00 per share, at $149,750 which is the fair market value as of the August 31, 1999 measurement date. Based on a volatility factor of 0.914, an expected dividend rate of 0% and a risk-free interest rate of 6.10%, the Company valued the 12,500 warrants issued on October 6, 1999 with a purchase price of $8.75 per share, at $33,250 which is the fair market value as of the November 30, 1999 measurement date. Based on an expected dividend rate of 0%, a volatility factor of 0.873 and a risk-free interest rate of 6.18%, the Company valued the 12,500 warrants issued on January 1, 2000 with a purchase price of $7.62 per share, at $28,875 which is the fair market value as of the March 31, 2000 measurement date. All warrants issued under this agreement will be exercisable on or after June 1, 2000 and expire May 31, 2001. The Company charged $211,875 to general and administrative expenses in respect of these warrants during the year ended March 31, 2000.

On June 1, 1999, the Company issued warrants to purchase 200,000 shares of common stock to parties in consideration for past consulting services to the Company. These warrants have a purchase price of $7.00, are exercisable on or after June 1, 2000 and expire May 31, 2001. These warrants have been valued at $432,000 in the accounts based on a volatility factor of 0.744, an

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   [U.S. dollars except where otherwise noted]

March 31, 2000


expected dividend rate of 0% and a risk-free interest rate of 5.10% and have been charged to general and administrative expenses.

On February 11, 2000, the Company issued warrants to purchase 56,000 shares of common stock to a shareholder of the Company for no consideration. These warrants have a purchase price of $5.00, are exercisable on or after February 11, 2000 and expire February 10, 2002. These warrants have been valued at $137,200 in the accounts based on a volatility factor of 0.840 and a risk-free interest rate of 5.95% and have been charged to general and administrative expenses.

9. CONVERTIBLE DEBENTURES

On March 30, 2000, the Company issued 3,500 units by way of a private placement at $1,000 per unit for gross proceeds of $3,500,000. Each unit consists of $1,000 principal of convertible subordinated debentures and 111.111 warrants. The convertible debentures bear interest accruing from the date of issue at 7% per annum, payable semi-annually on September 30 and March 31 and mature on March 31, 2005. The debentures are convertible at the option of the holders at a conversion price of $6.00 per share. The conversion price is subject to adjustment under certain events pursuant to the agreement. The Company has the right to require the holder to convert all or a portion of these debentures if [i] at any time after March 31, 2003 the closing bid price of the Company's common stock exceeds $18.00 for 15 consecutive trading days or [ii] the Company completes a $50 million financing within one year at a price in excess of $12 per share. Each of the 388,889 warrants are exercisable at $7.50 per share, expire on March 31, 2003 and cannot be exercised within the first year without also converting the convertible debentures.

The intrinsic value of the beneficial conversion option has been valued at $1,913,482 and has been included in interest expense as the option was exercisable upon issuance.

Cash commission costs of $275,000 were paid relating to the issuance of these debentures and were recorded as a deferred charge as of March 31, 2000. In addition, the Company issued agent common stock purchase warrants to purchase 97,222 shares of common stock at $7.50 per share to the agents as a placement fee. These warrants have been valued at $329,583, based on a Black-Scholes valuation utilizing a volatility factor of 0.864, an expected life of 2 years and a risk-free interest rate of 5.95%, and have been recorded as a deferred charge. The deferred charges related to this placement will be amortized on a straight-line basis over the 5-year life of the debentures.

On April 4, 2000, the Company completed the sale of an additional 2,500 units for gross proceeds of $2,500,000 with identical terms as the debentures issued on March 30, 2000.

10. COMMITMENTS

[a] Lease commitments

The Company leased premises and equipment under non-cancellable operating leases, which require future minimum annual lease payments as follows:

                                                                    $
-----------------------------------------------------------------------

2001                                                            331,542
2002                                                            241,622

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   [U.S. dollars except where otherwise noted]

March 31, 2000


2003                                                            181,573
2004                                                            172,272
2005                                                             88,338
-----------------------------------------------------------------------
                                                              1,015,347
=======================================================================

The rental payments for the premises are exclusive of taxes and operating costs.

During the year ended March 31, 2000, the Company incurred rent expense of $384,334 [March 31, 1999 - $38,382; March 31, 1998 - $4,044; December 31, 1998 -
$16,701; December 31, 1997 - $5,711].

[b] CosmoCom, Inc.

Pursuant to a summary of terms and conditions for a definitive agreement between the Company and CosmoCom, Inc. dated April 1999, the Company intended to purchase licenses for CosmoCom, Inc.'s CosmoCall software. Under this summary, the Company placed an initial order for 300 licenses for total consideration of $754,500. The Company has taken delivery of the 300 licenses and paid license fees of $475,650 in the year ended March 31, 2000. The balance of $278,850 is to be paid in three monthly installments beginning April 1, 2000. The Company capitalized the $754,500 to the Virtual Call Centre [note 5] during the year ended March 31, 2000 as the licenses represent completed software that will be incorporated into the Company's virtual call centre solution currently in development.

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   [U.S. dollars except where otherwise noted]

March 31, 2000




11. PREPAID ROYALTIES

On February 24, 2000, InfoCast and Innatrex Inc. ["Innatrex"] entered into an Application Service Provider Agreement ["ASP Agreement"] which allows InfoCast, among other things, to incorporate Innatrex's software product into its product offerings and license the Innatrex software product to third parties. In consideration, InfoCast will pay royalties to Innatrex, of which the Company has prepaid $207,857 [Cdn.$300,000]. The Company has recorded this prepayment as a prepaid expense and will amortize the balance as it sublicenses Innatrex's software product.

12. JOINT VENTURE INVESTMENT

Pursuant to a shareholder agreement executed on November 25, 1999 between the Company, 813040 Alberta Ltd. ["Newco"] and Canpet Energy Group Inc. ["Canpet"], the Company and Canpet agreed to become shareholders of Newco, with each party initially becoming a 50% owner of Newco. Newco is to develop a web-enabled trading business model for crude oil and natural gas liquids and other products. Initial funding for Newco will be by way of loans from the shareholders. Under the agreement, the Company is required to provide the following: [i] $258,000 [Cdn.$375,000] as required by cash calls approved by the Board of Directors of Newco, [ii] development, marketing and technical expertise for the development and sales of products and services marketed by Newco, [iii] temporary office space at the Company's existing Calgary office location at a cost to be mutually agreed to by the Company and Newco, and [iv] accounting and administrative support services until such time as Newco's business develops to an adequate size to support a dedicated staff.

As of March 31, 2000, the Company had advanced a total of $171,721 [Cdn.$249,595] to Newco; $3,440 [Cdn.$5,000] for the initial purchase of common shares and $168,281 in the form of shareholder loans which have a conversion feature attached allowing the Company to convert the advances into additional shares of Newco.

Newco issued additional common shares in the three-month period ended March 31, 2000 resulting in the dilution of the Company's ownership in Newco from 50% to 2.13% [34.48% on a fully diluted basis] as of March 31, 2000.

A further $86,278 [Cdn.$125,405] was advanced by the Company to Newco in April 2000, also in the form of a shareholder loan which has the same conversion feature, that had the effect of increasing the Company's fully diluted ownership interest to approximately 34%. The Company has accounted for this investment using the equity method.

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   [U.S. dollars except where otherwise noted]

March 31, 2000




13. INCOME TAXES

As of March 31, 2000, the Company has accumulated non-capital losses of approximately Cdn. $10,030,000 [approximately $7,100,000] for Canadian income tax purposes which are available to reduce future years' taxable income. Of these carryforward amounts, approximately Cdn. $319,000 [approximately $219,000] resulted from the acquisition of Homebase [note 1] and if realized the tax benefit of the unrecognized loss carryforward will be applied to reduce the goodwill related to the acquisition of Homebase. The future income tax benefits associated with these non-capital losses have not yet been recognized in the accounts. These non-capital losses will expire as follows:

                                                                     Cdn. $
----------------------------------------------------------------------------

2002                                                                 125,000
2003                                                                 625,000
2004                                                                 126,000
2005                                                                 325,000
2006                                                                 120,000
2007                                                               8,709,000
----------------------------------------------------------------------------
                                                                  10,030,000
============================================================================

The Company has recorded no United States current federal income tax expense or benefit. As of March 31, 2000, the Company has accumulated net operating losses of approximately $3,939,000 for United States income tax purposes which are available to reduce future years' taxable income. The future income tax benefits associated with these net operating losses have not yet been recognized in the accounts. These net operating losses will expire as follows:

                                                                        $
---------------------------------------------------------------------------

2018                                                                568,000
2019                                                                823,000
2020                                                              2,548,000
---------------------------------------------------------------------------
                                                                  3,939,000
===========================================================================

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   [U.S. dollars except where otherwise noted]

March 31, 2000




The Company has a United States capital loss carryforward of approximately $5,939,000. A capital loss carryforward may only be used to reduce capital gains and cannot be applied against taxable ordinary income that might be earned by the Company. These capital loss carryforwards will expire as follows:

                                                             $
----------------------------------------------------------------

2003                                                   5,339,000
2004                                                     600,000
----------------------------------------------------------------
                                                       5,939,000
----------------------------------------------------------------

Utilization of the United States net operating loss carryforwards and the capital loss carryforwards are subject to the loss limitations rules which may substantially limit the annualization of these losses due to the ownership change that occurred on January 29, 1999 [note 1]. Such annual limitations may result in the expiration of all or a portion of the loss carryovers before utilization.

A deferred tax asset has been established relating to the operating and capital loss carryforwards and the timing differences between the Company's tax and financial reporting basis. A valuation allowance equal to the entire amount of the deferred tax asset has been established due to the uncertainty of the future utilization of the operating and capital loss carryforwards.

Following are the components of the Company's deferred tax liability balances:

                                                           March 31,            March 31,
                                                             2000                 1999
                                                               $                    $
-----------------------------------------------------------------------------------------

Homebase acquisition [note 1]                              (5,656,895)                 --
Future tax benefit of Canadian loss carryforwards           3,082,986             559,887
Canadian book depreciation in excess of
   tax depreciation                                            63,092            (559,887)
Canadian valuation allowance                               (3,146,078)                  --
Future tax benefit of United States
   net operating loss carryforwards                         1,354,000             386,000
Future tax benefit of United States
   capital loss carryforwards                               2,257,000           2,029,000
Other United States amounts                                 1,711,000               2,000
United States valuation allowance                          (5,322,000)         (2,417,000)
-----------------------------------------------------------------------------------------
                                                           (5,656,895)                 --
=========================================================================================

The deferred income tax recovery recorded on the consolidated statements of operations and comprehensive loss for the year ended March 31, 2000 is in respect of the decrease in the difference between the accounting and tax basis of the completed technology, trademarks and workforce-in-place created upon the acquisition of Homebase [note 1] from the May 13, 1999 acquisition date to March 31, 2000.

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   [U.S. dollars except where otherwise noted]

March 31, 2000


14. CONTINGENCIES

Fair value of financial instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

The fair values of financial instruments classified as current assets or liabilities including cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities as of March 31, 2000 approximate their carrying values due to the short-term maturity of the instruments. The fair values of the convertible debentures as of March 31, 2000 approximate its carrying value.

Concentration of credit risk

The Company invests its cash and cash equivalents primarily with a major Canadian chartered bank. Certain deposits, at times, are in excess of limits insured by the Canadian government. The Company believes the financial institutions holding the Company's deposits are financially sound. Accordingly, minimal credit risk exists.

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

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   [U.S. dollars except where otherwise noted]

March 31, 2000




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

Pursuant to a Termination Agreement executed during the year ended March 31, 2000, [i] the agreement dated November 23, 1998 was terminated, [ii] the non-interest bearing note of $600,000 due November 25, 1999 was cancelled, [iii] Cherokee entered into a purchase and sale agreement with another company pursuant to which Cherokee will sell the equity interest in Gold King and Madison Mining to the other company in consideration for, amongst other things, a promissory note for the principal sum of $250,000 plus interest at a rate per annum equal to the prime rate, due on July 29, 2004, [iv] Cherokee assigned to InfoCast the $250,000 promissory note from the other company and [v] Cherokee agreed to pay InfoCast $22,670. InfoCast received payment of the $22,670 in December 1999 and credited this amount to income. InfoCast did not record a value on the $250,000 promissory note receivable because of the uncertainty of collection. In the event the promissory note is repaid, the amount will be credited to income.

15. settlement with Applied Courseware Technology (A.C.T.) Inc.

Pursuant to a Letter of Intent dated February 10, 1999, as amended, between the Company and Applied Courseware Technology (A.C.T.) Inc. ["ACT"], the Company intended to purchase a 100% interest in ACT.

In September 1999 the Company made the decision not to proceed with the acquisition of ACT, which ACT contested. On January 7, 2000, the Company reached a final settlement with the shareholders of ACT whereby the Company paid $68,800 [Cdn.$100,000] in consideration for certain capital assets and the reimbursement of expenses incurred by ACT relating to the purchase agreement, which amount is included in the accounts as of March 31, 2000. In addition, the Company forgave a note for $95,242 [Cdn.$140,000], including interest of $3,443 and as a result wrote the amount receivable down to nil. The Company also issued 200,000 shares of common stock of the Company to two shareholders of ACT and recorded an expense in the accounts at the fair value of the common shares issued at the date of the settlement.

During the year ended March 31, 2000, the Company made cash advances to ACT totalling $559,873 [Cdn.$823,629] to fund certain development expenditures incurred by ACT on behalf of the Company. These advances, in addition to $47,390 [Cdn.$70,000] that was outstanding as of March 31, 1999, have been charged to research and development expenses during the year ended March 31, 2000.

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   [U.S. dollars except where otherwise noted]

March 31, 2000




16. SUBSEQUENT EVENTS

Investor relations agreement

Pursuant to a letter agreement dated April 7, 2000, the Company will pay $9,000 per month plus expenses, and issued warrants to purchase 200,000 common shares [at an exercise price of $6.50 and expiring in 5 years] to a financial advisor in consideration for general corporate financial advisory and investor and media relations consulting services over the one year term of the agreement. In addition, the financial advisor will be entitled to a commission on certain corporate financing transactions in which the financial advisor is involved.

Merger with i360, Inc.

On February 17, 2000, the Company entered into a letter of agreement with i360, Inc. ["i360"] and the shareholders of i360, whereby the parties agreed for the Company and i360 to merge. On May 3, 2000, the Company and i360 executed a definitive Agreement and Plan of Merger providing for the acquisition by the Company of all of the outstanding shares of common stock of i360. The Agreement and Plan of Merger amended the terms agreed to in the letter of agreement and provides for a statutory merger of i360 into InfoCast, pursuant to which the holders of i360's issued and outstanding common stock will be entitled to receive 0.30 shares of InfoCast common stock per share of i360 common stock, which will result in an aggregate of 7,584,000 shares of InfoCast common stock being issued. In addition, all outstanding warrants and stock options to purchase shares of i360 common stock will convert into merger warrants and stock options to purchase shares of the Company's common stock at a 1:0.3 exchange ratio which will result in an aggregate of 4,416,000 merger warrants of the Company with an exercise price of $0.33 per share and 1,030,803 stock options with an exercise price of $4.00 per share being issued. The transaction, which has been approved by the Boards of Directors of InfoCast and i360, is subject to approval by the stockholders of i360 and InfoCast, successful completion of any regulatory approvals and certain other conditions. The merger warrants will vest as follows: 25% on February 21, 2000, 25% on September 21, 2000, 25% on January 21, 2001 and 25% on January 21, 2002. The stock options will vest as follows:
33.3% on May 2, 2001, 33.3% on May 2, 2002 and 33.3% on May 2, 2003.