Form 10-Q
period 2000-06-30
INFOCAST CORP /NV
filed 2000-08-21
CIK 1093682

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         -----------------------------


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days /X/ Yes / / No


The number of shares outstanding of each of the issuer's classes of common stock as June 30, 2000:


         Class                                   Number of Shares Outstanding
         -----                                   ----------------------------
         Common Stock, $0.001 par value          24,571,336

                              INFOCAST CORPORATION


                                      INDEX


PART I. FINANCIAL INFORMATION                                                3

Item 1.  Financial Statements                                                3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         18


PART II.  OTHER INFORMATION                                                 19

Item 2.  Changes in Securities and Use of Proceeds                          19

Item 5.  Other Information                                                  21

Item 6.  Exhibits and Reports on Form 8-K                                   21


Signatures                                                                  22

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

InfoCast Corporation
[formerly Virtual Performance Systems Inc.]  [a development stage company]

                           CONSOLIDATED BALANCE SHEETS
                            [U.S. dollars, U.S. GAAP]


                                                                                                     As of                As of
                                                                                               June 30, 2000        March 31, 2000
                                                                                                 Unaudited             [Note 1]

ASSETS
Current
Cash and cash equivalents                                                                          3,054,734              3,637,931
Marketable equity investment  [note 3]                                                             1,625,000              3,900,000
Accounts receivable                                                                                  273,194                275,283
Due from i360 Inc                                                                                    145,137
Prepaid expenses and other                                                                           323,251                324,835
                                                                                                 -----------            -----------
Total current assets                                                                               5,421,316              8,138,049
                                                                                                 -----------            -----------
Joint venture investment [note 7]                                                                     84,699
Deferred acquisition cost                                                                            965,635
Deferred Convertible Debt issuance costs [note 6]                                                  1,339,668                604,583
Capital assets, net                                                                                3,227,171              3,152,983
Goodwill, net                                                                                      4,520,065              4,812,380
Distribution and licensing rights, net [note 4]                                                    2,925,000              2,975,000
Intellectual property, net                                                                        13,972,003             14,886,486
                                                                                                 -----------            -----------
                                                                                                  32,455,557             34,569,481
                                                                                                 -----------            -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities                                                           1,177,354              1,834,930
Current portion of obligations under capital leases                                                  486,501                479,813
Total current liabilities                                                                          1,663,855              2,314,743
Long-term
Convertible debenture [note 6]                                                                     6,960,000              3,500,000
Obligations  under capital leases                                                                    678,564                802,836
Deferred income taxes                                                                              5,309,395              5,656,895
                                                                                                 -----------            -----------
Total long-term liabilities                                                                       12,947,959              9,959,731
                                                                                                 -----------            -----------
Total  liabilities                                                                                14,611,814             12,274,474
                                                                                                 -----------            -----------
Stockholders' equity
Common stock (100,000,000 authorized and 24,571,336 issued
  and outstanding at June 30, 2000 , 24,571,336 at March 31, 2000)                                    23,071                 23,071
Additional paid-in capital                                                                        59,248,522             57,933,723
Deferred compensation                                                                               (735,836)            (1,677,491)
Warrants                                                                                           2,253,875              1,007,875
Accumulated other comprehensive loss                                                              (2,588,281)              (237,033)
Accumulated development stage deficit                                                            (40,357,608)           (34,755,138)
                                                                                                 -----------            -----------
Total stockholders' equity                                                                        17,843,743             22,295,007
                                                                                                 -----------            -----------
                                                                                                  32,455,557             34,569,481
                                                                                                 ===========            ===========


InfoCast Corporation
[formerly Virtual Performance Systems Inc.]  [a development stage company]

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                            [U.S. dollars, U.S. GAAP]
                                    Unaudited

                                                                                                                     Cumulative
                                                                                 Three months         Three months      from
                                                                                    ended                ended      inception to
                                                                                June 30, 2000        June 30, 1999  June 30, 2000

REVENUE
Consulting income                                                                    72,625                             171,982
Revenue Distance Learning                                                              --                                39,712
Hosting income                                                                       43,047                              94,407
Miscellaneous income                                                                 21,465              --             183,744
                                                                                  ---------       --------------     ----------
                                                                                    137,137              --             489,845
                                                                                  ---------       --------------     ----------
EXPENSES
General, administrative and selling, excluding stock option compensation          2,161,796         1,936,815        10,611,514
Stock option compensation  [note 5]                                                 743,354         5,829,647        16,352,200
Research and development, excluding stock option compensation                       119,132           718,657         5,607,748
Interest and loan fees [note 6]                                                   1,599,609              --           3,536,653
Amortization                                                                      1,311,778           645,873         5,631,102
Depreciation                                                                        205,766             8,962           710,968
                                                                                  ---------       --------------     ----------
                                                                                  6,141,435         9,139,954        42,450,185
                                                                                  ---------       --------------     ----------
Loss from operations before the following                                        (6,004,298)       (9,139,954)      (41,960,340)
Interest income                                                                      54,328            23,157           190,863
Equity in  loss of joint venture [note 12]                                             --                --            (164,736)
                                                                                  ---------       --------------     ----------
Net loss before income taxes                                                     (5,949,970)       (9,116,797)      (41,934,213)
Deferred income taxes                                                              (347,500)         (186,605)       (1,576,605)
                                                                                  ---------       --------------     ----------
Net loss for the period                                                          (5,602,470)       (8,930,192)      (40,357,608)
Unrealized loss on marketable equity investment                                  (2,275,000)             --          (2,562,500)
Translation adjustment                                                              (76,248)          (28,964)          (25,781)
                                                                                  ---------       --------------     ----------
Comprehensive loss for the period                                                (7,953,718)       (8,959,156)      (42,945,889)
                                                                                  =========       ==============     ==========
Weighted average number of shares outstanding                                    24,571,333        20,035,410        11,225,129
                                                                                  =========       ==============     ==========
Basic and diluted loss per share                                                $     (0.23)      $     (0.45)      $     (3.60)
                                                                                  =========       ==============     ==========

InfoCast Corporation
[formerly Virtual Performance Systems Inc.]  [a development stage company]

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            [U.S. dollars, U.S. GAAP]
                                    Unaudited

                                                                                      Three months      Three months     Cumulative
                                                                                          ended            ended        inception to
                                                                                         June 30,         June 30,         June 30,
                                                                                           2000            1999            2000

OPERATING ACTIVITIES
Net loss for the period                                                                (5,602,470)      (8,930,192)     (40,357,608)
Add (deduct) items not affecting cash
     Stock option compensation                                                            743,354        5,829,647       16,352,200
     Common stock issued for services                                                        --            157,923          450,000
     Warrants issued for services                                                         129,100          449,998          910,175
     Common stock issued to Applied Courseware Technology (A.C.T) Inc.                       --               --          1,337,500
     Write-off in-process research & development                                             --             19,000           19,000
     Write-off Applied Courseware Technology (A.C.T) Inc. loan                               --               --             98,685
     Non-cash interest expense                                                          1,455,933        3,369,415
     Equity in loss of joint venture                                                         --               --            164,736
     Deferred income taxes                                                               (347,500)        (186,605)      (1,576,605)
     Amortization                                                                       1,311,778          645,873        5,631,102
     Depreciation                                                                         205,766            8,962          710,968
                                                                                ---------------------------------------------------
                                                                                       (2,104,039)      (2,005,394)     (12,890,432)
                                                                                ---------------------------------------------------
Changes in non-cash working capital balances
     Accounts receivable                                                                    2,089          (36,340)        (214,698)
     Prepaid expenses and other                                                             1,584         (564,096)        (321,784)
     Accounts payable and accrued liabilities                                            (657,576)         (60,982)         930,887
     Due from InfoCast [the acquired entity] prior to acquisition                            --               --            (25,020)
                                                                                ---------------------------------------------------
Cash used in operating activities                                                      (2,757,942)      (2,666,812)     (12,521,047)
                                                                                ---------------------------------------------------

INVESTING ACTIVITIES
     Purchase of capital assets                                                          (286,371)        (228,980)      (2,428,156)
     Distribution rights                                                                     --           (475,000)      (2,975,000)
     Due from Homebase Work Solutions Ltd.                                                   --               --            (99,529)
     Due from i360 Inc.                                                                  (145,137)        (145,137)
     Acquisition of Homebase Work Solutions Ltd.                                             --               --             50,667
     Deferred acquisition cost - i360 inc                                                (255,235)        (255,235)
     Investment in joint venture                                                          (84,699)            --           (256,419)
     Due from Applied Courseware Technology (A.C.T.) Inc.                                    --             50,667         (139,299)
     Acquisition of InfoCast Corporation                                                     --               --                 87
                                                                                ---------------------------------------------------
Cash used in investing activities                                                        (771,442)        (653,313)      (6,248,021)
                                                                                ---------------------------------------------------
FINANCING ACTIVITIES
     Increase in note payable to InfoCast [the acquired entity]                              --               --            250,000
     Increase (decrease)  in due to related parties                                          --           (128,266)         (49,004)
     Repayment of capital lease obligations                                              (111,167)            --           (324,975)
     Receipt of short-term unsecured loan                                                    --               --            470,000
     Payment of short-term unsecured loan                                                    --               --           (470,000)
     Cash advance from InfoCast [the acquired entity] prior to acquisition                   --               --            146,900
     Cash proceeds from convertible debentures, net                                     3,133,602             --          7,615,834
     Cash proceeds from issuance of share capital , net                                      --          1,890,000       14,221,231
                                                                                ---------------------------------------------------
Cash provided by financing activities                                                   3,022,435        1,761,734       21,859,986
                                                                                ---------------------------------------------------
Net increase (decrease)  in cash during the period                                       (506,949)      (1,558,391)       3,090,918
Effects of foreign exchange rates change on cash balances                                 (76,248)         (40,849)         (36,184)
Cash & cash equivalents, beginning of period                                            3,637,931        3,092,445             --
                                                                                ---------------------------------------------------
Cash & cash equivalents, end  of period                                                 3,054,734        1,493,205        3,054,734
                                                                                ===================================================
Supplemental cash flow information                                                                                            --
Interest and lending fees paid during the period                                           88,696             --            112,258
Capital lease obligation assumed during the period                                         31,028             --          1,490,040
Fair value acquisitions acquired through share issuances during the period                   --         17,000,000       17,307,688
                                                                                ===================================================

InfoCast Corporation
[formerly Virtual Performance Systems Inc.]  [a development stage company]

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            [U.S. dollars, U.S. GAAP]
                                    Unaudited

                                                                          Common Stock           Additional
                                                              Common       Issued and              Paid-in               Deferred
                                                              Shares      outstanding              Capital             Compensation
                                                                 #              $                      $                     $

Outstanding as of March 31, 2000                             24,571,336       23,071              57,933,723           (1,677,491)
Issuance of convertible debentures with warrants                                                   1,727,600
Warrants issued for consulting services                                                                  -               (214,500)
Adjustments resulting from revaluation of stock options
    granted to consultants in previous periods                                                      (504,000)             504,000
Adjustments resulting from repricing of stock options
  granted to consultants in previous periods                                                          81,200              (81,200)
Granting of stock options                                                                             73,599              (73,599)
Cancellation of stock options                                                                        (63,600)              63,600
Amortization of deferred compensation                                                                    -                743,354
Net loss for the period                                                                                  -
Unrealized loss on short-term equity investment                                                          -
Translation adjustment                                                                                   -
                                                            -----------------------------------------------------------------------
Outstanding as of June 30,  2000                             24,571,336       23,071              59,248,522             (735,836)
                                                            -----------------------------------------------------------------------
                                                                                 -                       -                    -


                                                                         Accumulated other         Accumulated              Total
                                                                           Comprehensive           development         Stockholders'
                                                               Warrants         loss              stage deficit             Equity
                                                                  $               $                      $                     $

Outstanding as of March 31, 2000                              1,007,875        (237,033)            (34,755,138)         22,295,007
Issuance of convertible debentures with warrants                                                                          1,727,600
Warrants issued for consulting services                       1,246,000                                                   1,031,500
Warrants issued to s stockholder                                                                                                -
Adjustments resulting from revaluation of stock options
    granted to consultants in previous periods                                                                                  -
Adjustments resulting from repricing of stock options
     of ownership interest                                                                                                      -
Granting of stock options                                                                                                       -
Cancellation of stock options                                                                                               743,354
Amortization of deferred compensation                                                                                           -
Net loss for the period                                                                              (5,602,470)         (5,602,470)
Unrealized loss on short-term equity investment                              (2,275,000)                                 (2,275,000)
Translation adjustment                                                          (76,248)                                    (76,248)
                                                            ------------------------------------------------------------------------
Outstanding as of  June 30, 2000                              2,253,875      (2,588,281)            (40,357,608)         17,843,743
                                                            ========================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       OF INFOCAST CORPORATION FOR THREE MONTH PERIOD ENDED JUNE 30, 2000

                                  (Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, these unaudited interim consolidated financial statements do not include all the financial information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for fair presentation have been included. The operating results for the three-month period ended June 30, 2000 may not be indicative of the operating results that will occur for the year ended March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2000.

The balance sheet at March 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The Company is a development stage technology company that has developed the infrastructure to enable the Company to host both their own customized and third party software applications that can be accessed remotely by businesses and their employees.

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

The Company believes that its working capital position and its expected revenues will be sufficient to support the Company's growth plans for approximately the next six to nine months. In the event that additional financings are not completed and expected revenues and cash flows are not achieved, the Company intends to curtail its development plans and reduce expense levels significantly at the appropriate time. In such event the Company believes that its current cash reserves will support limited activities until August 2001.

The Company is currently seeking to raise additional funds through private or public financing, strategic or other relationships.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition

The Company generates revenue from hosting services, consulting services and the resale of educational course content. Revenue from hosting services is recognized when the service is delivered, or over the term of the applicable hosting services contract. Consulting revenue is recognized at the time such consulting services are rendered. Revenue generated from the resale of educational course content is recognized upon shipment.


3. MARKETABLE EQUITY INVESTMENT

The Company owns 130,000 shares of common stock of another publicly traded corporation, which is recorded as a marketable equity investment and classified as "available for sale". The carrying value of the short-term investment was adjusted to its market value as of June 30, 2000 of $1,625,000, which resulted in an unrealized loss of $2,275,000 included in comprehensive loss for the three month period ending June 30, 2000. As of August 15, 2000, the market value of this short-term investment was approximately $1.73 million.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       OF INFOCAST CORPORATION FOR THREE MONTH PERIOD ENDED JUNE 30, 2000

                                  (Unaudited)

4. Acquired distribution and licensing rights

The Company entered into a distribution agreement with ITC Learning Corporation ["ITC") in March 1999, which provided the Company with the perpetual non-exclusive right to market, sell and electronically convert all existing and future ITC products in consideration for $975,000 in respect of electronic distribution to the first 150,000 licensed purchasers.

Pursuant to an amendment to this agreement, dated June 5, 2000, the Company agreed, in exchange for an additional 100,000 single user licenses of the ITC courseware content, to forgo any and all product conversion rights to all existing and future ITC products related to ITC's industrial training products. The Company retains duplication rights for the Call Centre suite of products and PC Skills suite of products.

Also, pursuant to the June 5, 2000 amendment to the distribution agreement of March 1999, the company agreed to forego any and all rights into perpetuity, including but not limited to intellectual property rights, distribution rights in the ASTAR Workforce Development product referenced in the contract dated June 29, 1999 [pursuant to which a payment of $2,000,000 was made in the fiscal year ending March 31, 2000] in exchange for an additional 300,300 prepaid single user license copies of ITC's Call Centre and PC Skills courseware content.

Total payments of $2,975,000 previously made by the Company to ITC now represent a total of 550,300 units of single user licenses.


5. SHARE CAPITAL

Authorized, issued and outstanding common stock

The Company has 100,000,000 shares of preferred stock authorized at a par value of $0.001 per share and has 100,000,000 shares of common stock authorized at a par value of $0.001 per share. As of March 31, 2000 and June 30, 2000 the Company had 24,571,336 common shares outstanding, which amount as of June 30, 2000 includes 3,148,162 exchangeable shares of InfoCast Canada which have been deemed as shares of common stock of the Company for accounting purposes and in respect of the loss per share calculations because the exchangeable shares are the economic equivalent of shares of common stock of the Company.

Basic and diluted loss per common share

Per share amounts have been computed based on the weighted average number of common shares outstanding each period. Diluted loss per share is calculated by adjusting outstanding shares, assuming any dilutive effects of options, warrants and convertible securities. For all of the periods presented, the effect of stock options, warrants, and convertible securities were not included as the effect would be anti-dilutive. Consequently, there is no difference between the basic and dilutive net loss per share. The weighted average number of potential common shares from options, warrants and convertible securities for the three month period ended June 30, 2000 was 5,269,749 compared to 2,798,115 for the three month period ended June 30, 1999.

Stock options

1998 Stock Option Plan

Pursuant to the Company's 1998 Stock Option Plan as amended on January 29, 1999, 2,250,000 shares of common stock are eligible for grant. As of June 30, 2000 the Company had 1,950,000 shares of common stock reserved for the exercise of stock options granted to various individuals involved in the management of the Company, of which 2,075,000 were originally granted on February 8, 1999 from which 300,000 were later cancelled during the three months ended June 30, 2000 and 175,000 of which were granted on February 1, 2000. As a result, as of June 30, 2000, consultants hold 650,000 of the options, while employees and directors hold 1,300,000 of the options.

The options granted on February 8, 1999 expire three years from the date of grant, are exercisable at $1.00 per share and were fully vested as of March 31, 2000.

The 175,000 options granted on February 1, 2000 expire two years from the date of grant, vest on July 12, 2000, are exercisable at $1.00 per share and were granted to a consultant of the Company. The deferred compensation attributable to these stock options granted to a consultant was revalued as of June 30, 2000 to the then current fair value of $3.19 per stock option [based on an expected dividend rate of 0%, an expected life of one year, a risk-free interest rate of 6.65%, an expected volatility factor of 1.249 and the June 30, 2000 closing market price of $4.00 per share of common stock]. As a result, as of June 30, 2000, these options have been revalued at $558,250 of which $386,273 has been previously recognized as a stock option compensation expense during the year ended March 31, 2000, $121,277 has been recognized as a stock option compensation expense during the three months ended June 30, 2000 and of which the balance of $50,750 has been recorded as deferred compensation in stockholders' equity.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       OF INFOCAST CORPORATION FOR THREE MONTH PERIOD ENDED JUNE 30, 2000

                                  (Unaudited)

1999 Stock Option Plan

Pursuant to the 1999 Stock Option Plan an additional 2,000,000 stock options are eligible for grant. As of June 30, 2000, all of the eligible stock options were granted to various employees, officers, consultants and advisors pursuant to the 1999 Stock Option Plan.

On June 14, 2000, the Board of Directors approved the repricing of 1,605,000 stock options previously granted through to February 29, 2000 with original exercise prices ranging from $7.00 to $8.625 per share to the new exercise price of $4.00 per share, which resulted in incremental stock option compensation expense of $63,800 in respect 110,000 repriced stock options held by consultants and nil in respect of the 1,495,000 repriced stock options held by employees and directors as the fair value of the Company's stock closed at $4.00 per share as of June 30, 2000. The repriced stock options will be accounted for as variable options until they are exercised, forfeited or expired.

During the three month period ended June 30, 2000, 200,000 vested options were cancelled. Also during the period, 385,000 options were granted to employees and directors and 15,000 options were granted to a consultant, with exercise prices of $4.00 per share.

As at June 30, 2000, 1,202,924 stock options have been vested. The remaining balance will vest on various dates between and July 2000 and Feb 2003 and expire on various dates between November 2004 and June 2005.

The deferred compensation in respect of the 385,000 stock options granted to employees during the three month period ended June 30, 2000 was nil because the exercise price of the options was equal to the market price of the shares of common stock on the date of grant. The remaining 15,000 stock options granted during the three month period ended June 30, 2000, have been valued at $28,800 of which $5,338 has been recognized as a stock option compensation expense, and of which the balance of $23,462 has been recorded as deferred compensation in stockholders' equity. Stock option compensation expense of $17,725 was charged during the three month period ended June 30, 2000 in respect of the amortization of deferred compensation previously recognized in respect of 233,333 stock options granted on December 8, 2000.

2000 Stock Option Plan

On June 14, 2000 The Board of Directors of the Company approved the 2000 Stock Option Plan under which an additional 2,000,000 stock options are eligible for grant. As of June 30, 2000, the Company had granted 350,000 stock options to various employees, officers, consultants and advisors pursuant to the 2000 Stock Option Plan, of which 329,000 are held by employees and directors and of which 21,000 are held by consultants. The options are exercisable at $4.00 per share, expire on June 13, 2005 and vest as follows: 116,674 on the date of grant, 116,669 at June 14, 2001 and 116,657 on June 14, 2002.

The 21,000 outstanding stock options granted to consultants and advisors have been valued at $44,799, based on a weighted average expected dividend rate of 0%, weighted average expected life of 1.33 years, weighted average risk-free interest rate 6.65% and a weighted average expected volatility factor of 1.268, of which $14,424 has been recognized as a stock option compensation expense during the three month period ended June 30, 2000 and of which the balance is recorded as deferred compensation. The stock option compensation expense and deferred compensation in respect of the 329,000 stock options granted to employees and directors was nil because the exercise price of the options was greater than the market price of the shares of common stock on the date of grant.

Other stock options

On June 1, 1999, the directors of the Company approved the grant of 750,000 stock options outside of the 1999 Stock Option Plan to an individual who became an officer of the Company on September 4, 1999. The stock options were originally exercisable at a price of $7.00 per share, expire five years from the date of grant and vest as

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       OF INFOCAST CORPORATION FOR THREE MONTH PERIOD ENDED JUNE 30, 2000

                                  (Unaudited)

follows: 250,000 on September 4, 1999 upon the acceptance by the individual of formal employment with the Company, 250,000 on September 4, 2000 and 250,000 on September 4, 2001. These outstanding options have been valued at $2,437,500 of which $1,523,437 and $541,203 has been recognized as a stock option compensation expense during the year ended March 31, 2000, and the three month period ended June 30, 2000, respectively, and of which the balance of $372,860 has been recorded as deferred compensation as of June 30, 2000 in stockholders' equity. On June 14, 2000, the Board of Directors approved the repricing these stock options to the new exercise price of $4.00 per share, which resulted in incremental stock option compensation expense of nil because the fair value of the Company's stock closed at $4.00 per share as of June 30, 2000. These repriced stock options will be accounted for as variable options until they are exercised, forfeited or expired.

On October 18, 1999, the directors of the Company approved the grant of 60,000 stock options outside of the 1999 Stock Option Plan to an individual who was to provide financial and investor relations consulting services to the Company. The agreement with this individual was terminated in May 2000 resulting in the cancellation of unvested options to purchase 30,000 shares of common stock previously granted resulting in a credit to stock holders compensation expense of $37,763. Also, on June 14, 2000 the remaining 30,000 stock options were repriced from $8.25 per share to $4.00 per share resulting in incremental stock option compensation expense of $17,400 during the three month period ended June 30, 2000. The remaining 30,000 stock options are fully vested and expire two years from the date of grant.

A summary of the Company's stock option activity is as follows:
                                                                      Weighted
                                                                     Average
                                                      Number of     exercise
                                                       options        price
                                                         #              $
--------------------------------------------------------------------------------

Outstanding as of March 31, 2000                      4,865,000          4.28
-----------------------------------------------------------------------------
Repricing of all options with exercise prices
greater than $4.00 to $4.00                           4,865,000          2.72
Granted                                                 750,000          4.00
Exercised                                                    --             --
Cancelled - not vested                                  (30,000)         4.00
Cancelled - vested                                     (500,000)         2.20
--------------------------------------------------------------------------------
Outstanding as of June 30, 2000                       5,085,000          2.42
--------------------------------------------------------------------------------

Exercisable as of June 30, 2000                       3,374,598          2.43
--------------------------------------------------------------------------------

If the Company had adopted FASB Statement No. 123 ["FASB 123"] in respect of stock options granted to its employees and directors, the Company would have recorded a higher stock option compensation expense for the three month period ended June 30, 2000 of $1,954,317 in respect of the amortization of the estimated value of the Company's stock options to employees over the vesting periods of the options, which results in a pro-forma net loss of $7,556,787 and a pro-forma basic and diluted loss per share of $0.31 in respect of the three month period ended June 30 , 2000.

The Company assumed the following expected dividend rates, expected lives, risk-free interest rate and expected volatility factors in respect of the valuation of stock options granted to employees and directors in accordance with FASB 123:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       OF INFOCAST CORPORATION FOR THREE MONTH PERIOD ENDED JUNE 30, 2000

                                  (Unaudited)

                                                    Weighted
                                                     average
--------------------------------------------------------------------------------

Expected dividend rate                                    0%
Expected life                                         1 year
Risk-free interest rate                                5.91%
Expected volatility                                   0.9513
--------------------------------------------------------------------------------

Other warrants

Pursuant to a letter agreement dated April 7, 2000, the Company will pay $9,000 per month plus expenses, and issued warrants to purchase 200,000 common shares to a financial advisor in consideration for general corporate, financial advisory and investor media relations consulting services over the one year term of the agreement. In addition, the financial advisor will be entitled to a commission on certain corporate financing transactions in which the advisor is involved. These warrants have a purchase price of $6.50 and expire April 7, 2005. These warrants have been valued as of June 30, 2000 at $286,000 in the accounts [based on a volatility factor of 1.249, an expected life of one year, an expected dividend rate of 0% and a risk-free interest rate of 6.65%] of which $71,500 has been recorded as general and administrative expenses and of which the balance of $214,500 has been recorded as deferred compensation. These warrants will be revalued each interim period until the final April 7, 2001 measurement date.

On June 14, 2000, 200,000 warrants were issued to the Chairman as compensation for various services, including his role in negotiating the convertible debenture financing [note 6] and i360 acquisition [note 8]. The $384,000 value of these warrants was allocated as follows: $192,000 to deferred convertible debt issuance costs and $192,000 to deferred i360 acquisition expenses. Also on June 14, 2000, 300,000 warrants were issued to a shareholder as compensation for various services, including his role in negotiating the i360 acquisition and investor relations services. The $576,000 value of these warrants was allocated as follows: $528,400 to deferred i360 acquisition expenses and $57,600 to general and administrative expenses. The value of these warrants was determined by a Black Scholes model based on a volatility factor of 1.268, an expected life of one year, an expected dividend rate of 0% and a risk-free interest rate of 6.65%. The deferred i360 acquisition costs of $710,400 recorded in respect of these warrants plus additional deferred cash i360 acquisition costs of $255,235 will be included in the i360 purchase price upon the consummation of the acquisition.

In addition to the above notes warrants, the following warrants are outstanding in respect of services provided to the Company in prior periods.

                                            Exercise price          Expiry
Issue date                    Warrants          per share            date
                                  #                 $
--------------------------------------------------------------------------------

June 1, 1999                      25,000          7.00           May 31, 2001
October 6, 1999                   12,500          8.75           May 31, 2001
January 1, 2000                   12,500          7.62           May 31, 2001
June 1, 1999                     200,000          7.00           May 31, 2001
June 24, 1999                     70,000          7.00          June 23, 2001
February 21, 2000                 56,000          5.00      February 10, 2002
--------------------------------------------------------------------------------
                                 376,000

6. CONVERTIBLE DEBENTURES

On April 4, 2000, the Company issued 2,500 units by way of a private placement at $1,000 per unit and on June 15, 2000 the Company issued an additional 960 units by way of a private placement at $1,000 per unit for total gross proceeds of $3,460,000. The Company had also issued 3,500 units at $1,000 per unit in March 2000, which in total results in the $6,960,000 of convertible debt outstanding as of June 30, 2000. Each unit consists of $1,000 principal of convertible subordinated debentures and 111.111 warrants. The convertible debentures bear interest accruing from the date of issue at 7% per annum, payable semi-annually on September 30 and March 31 and mature on March 31, 2005. The debentures are convertible at the option of the holders at a conversion price of $6.00 per share.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       OF INFOCAST CORPORATION FOR THREE MONTH PERIOD ENDED JUNE 30, 2000

                                  (Unaudited)

The conversion price is subject to adjustment under certain events pursuant to the agreement. The Company has the right to require the holder to convert all or a portion of these debentures if [i] at any time after March 31, 2003 the closing bid price of the Company's common stock exceeds $18.00 for 15 consecutive trading days or [ii] the Company completes a $50 million financing within one year at a price in excess of $12 per share. Each of the 773,334 warrants are exercisable at $7.50 per share, expire on March 31, 2003 and cannot be exercised within the first year without also converting the convertible debentures.

The  intrinsic  value  of  the  beneficial   conversion  option  of  convertible
debentures issued in April and June 2000 has been valued at $1,455,933 and has been included in interest expense.

Cash commission and other cash costs of $324,300 paid relating to the debentures issued in April and June 2000 in addition to the $275,000 paid in March 2000 were recorded as a deferred convertible debenture issuance cost. In addition, the Company issued agent common stock purchase warrants to purchase 96,111 shares of common stock at $7.50 per share to the agents as a placement fee for the convertible debentures issued in April and June 2000 in addition to the 97,222 warrants issued to the agent in respect of the March 2000 issuance. Based on a Black-Scholes valuation, the warrants issued in April and June 2000 have been valued at $271,666 [based on a weighted average volatility factor of 0.895, a weighted average expected life of 2 years, an expected dividend rate of 0% and a weighted average risk-free interest rate of 6.26%] and the warrants issued in March 2000 were valued at $329,583 and have been recorded as a deferred convertible debenture issuance cost. In addition, in June 2000, 100,000 warrants valued at $192,000 were issued to the Chairman as compensation for his role in negotiating the convertible debenture financing [note 5] and were recorded as a deferred convertible debt issuance costs. The deferred charges related to these placements are being l amortized on a straight-line basis over the 5-year life of the debentures.


7. JOINT VENTURE INVESTMENT

Pursuant to a shareholder agreement executed on November 25, 1999 between the Company, 813040 Alberta Ltd. ["Newco"] and Canpet Energy Group Inc. ["Canpet"], the Company and Canpet agreed to become shareholders of Newco, with each party initially becoming a 50% owner of Newco. Newco has developed a web-enabled trading business model for crude oil and natural gas liquids and other products.

As of June 30, 2000, the Company had advanced a total of $256,420 [Cdn.$375,000] to Newco; $3,440 [Cdn.$5,000] for the initial purchase of common shares and $252,980 [Cdn.$370,000] in the form of shareholder loans which have a conversion feature attached allowing the Company to convert the advances into additional shares of Newco.

Since its inception, Newco has issued additional common shares resulting in the dilution of the Company's ownership in Newco from 50% to 1.28% [28.4% on a fully-diluted basis] as of June 30, 2000.

As a result, commencing April 1, 2000 the Company has accounted for this investment using the cost method, which resulted in recording the final $84,699 advanced during the three months ended June 30, 2000 at cost. The prior equity and shareholder loans provided by the Company were reduced to nil during the year ended March 31, 2000 when the Company was accounting for this investment using the equity method.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       OF INFOCAST CORPORATION FOR THREE MONTH PERIOD ENDED JUNE 30, 2000

                                  (Unaudited)


8. SUBSEQUENT EVENTS

Merger with i360, Inc.

On August 15, 2000, i360, inc. ("i360") merged with and into the Company pursuant to the definitive Agreement and Plan of Merger (the "Merger Agreement") dated as of May 3, 2000, as amended, providing for the acquisition by the Company of all of the outstanding shares of common stock of i360. The Merger Agreement provides for the statutory merger of i360 into the Company. As of August 15, 2000, the holders of i360's issued and outstanding common stock were deemed to have received 0.30 shares of the Company's common stock for each share of i360 common stock, resulting in the deemed issuance of an aggregate of 7,584,000 shares of the Company's common stock. In addition, all outstanding warrants and stock options to purchase shares of i360 common stock converted into merger warrants and stock options to purchase shares of the Company's common stock at a one to 0.30 exchange ratio. As a result of such deemed conversion, an aggregate of 4,416,000 merger warrants of the Company (4,328,625 merger warrants at an exercise price of $0.30 and 87,375 merger warrants at an exercise price of $3.18 per share) and 1,131,602 stock options with an exercise price of $4.00 per share were deemed issued as at August 15, 2000. The transaction was approved by the Boards of Directors and stockholders of the Company and i360. The merger warrants will vest as follows: 25% on February 21, 2000, 25% on September 21, 2000, 25% on January 21, 2001 and 25% on January 21, 2002. The stock options will vest as follows: 33% on May 2, 2001, 33% on May 2, 2002 and 33% on May 2, 2003.

During the three-month period June 30, 2000, the Company incurred costs of approximately $350,000 related to the provision of hosting services to i360 for which the Company recorded no revenues.

On June 22, 2000, the Company advanced $145,137 to i360 in consideration for a promissory note bearing interest at prime plus 2% per annum. The promissory note is payable at the time of the acquisition or six months following the termination of the Merger Agreement and is collateralized by a security agreement. On July 28, 2000, the Company advanced an additional $342,000 to i360 on the same terms and conditions.

In August, 2000, a claim was filed against i360 alleging a breach of contract by i360 in connection with the distribution of i360's service offering. The claim was for an indeterminate amount of damages. On August 17, 2000, counsel for i360 met with counsel for the plaintiffs regarding this matter. The Company believes the claim is frivolous and without merit and intends to defend it vigorously.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1936, as amended, which are intended to be covered by the safe harbors created thereby. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, competition, product acceptance and changing technology. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

            The consolidated financial statements are the continuing financial statements of Virtual Performance Systems Inc. ["VPS"] [a development stage company], an Ontario corporation which was incorporated on July 29, 1997. VPS had a 100% interest in, and subsequently amalgamated with, Cheltenham Technologies Corporation, an Ontario corporation. VPS has a 100% interest in Cheltenham Interactive Corporation ["Cheltenham Interactive"], an inactive Ontario corporation, and Cheltenham Technologies (Bermuda) Corporation ["Cheltenham Bermuda"], a Barbados corporation, which owns certain intellectual properties. On January 29, 1999, VPS acquired the net assets of InfoCast Corporation [formerly Grant Reserve Corporation] ["InfoCast"], a United States non-operating company traded on the NASDAQ OTC Bulletin Board which had a 100% interest in InfoCast Canada Corporation ["InfoCast Canada"]. After the
acquisition, VPS continued under the name of InfoCast Corporation. On May 13, 1999, InfoCast Canada acquired 100% interest in Homebase Worksolution Ltd. ("Homebase"). VPS, Cheltenham Interactive and Cheltenham Bermuda were amalgamated into InfoCast Canada on March 31, 2000. InfoCast, InfoCast Canada, Homebase, are collectively referred to as the "Company". The Company is a development stage technology company that has developed the infrastructure to enable the Company to host both their own customized and third party software applications that can be accessed remotely by businesses and their employees.

            The following discussion should be read in conjunction with the Company's historical financial statements and notes thereto included elsewhere in this quarterly report.

Overview

            We are an emerging company that has developed the infrastructure to enable us to host both our own customized and third party software applications that can be accessed remotely by businesses and their employees. This infrastructure consists of: computer hardware purchased from third parties; software applications; and communication connections over private and public networks, including the Internet. We are now entering the commercialization phase and plan to provide our customers with access to our infrastructure and hosted applications on a per use basis. Companies providing such services have recently come to be known as application service providers or "ASPs."

            We have incurred operating losses since our inception in July 1997. We have had limited sales of our products and services on a commercial basis. We have sustained ourselves through the sale of our Common Stock, convertible debt and warrants to purchase Common Stock in a series of private placements, and through shareholder loans. On an ongoing basis, we will continue to raise additional funds through private or public financings, strategic or other relationships. There can be no assurance that such funds will be available on commercially reasonable terms in the future.

Results of Operations

Three months ended June 30, 2000 vs. three months ended June 30, 1999

            Revenue increased from zero for the three months ended June 30, 1999 to $137,137 for the three months ended June 30, 2000 as we began to earn hosting revenues and hosting related consulting services during the period ended June 30, 2000.

            Consulting revenue increased from zero for the three months ended June, 1999 to $72,625 for the three months ended June 30, 2000 as the Company performed some ASP hosting related consulting services during the period ended June 30, 2000.

            Miscellaneous revenue increased from zero for the three months ended June 30, 1999 to $21,465 for the three months ended June 30, 2000. This increase is primarily due to revenue received from a customer related to contract management.

            Interest income increased from $23,157 for the three months ended June 30, 1999 to $54,328 for the three months ended June 30, 2000. The proceeds received from the private placements in 1999 and 2000 were invested in short term deposits which generated interest income for us during the three months ended June 30, 2000, consistent with our investment policy.

            General, administrative and selling expenses increased from $1,936,815 for the three months ended June 30, 1999 to $2,161,796 for the three months ended June 30, 2000. The Company recorded approximately $225,000 as expenses directly related to revenue in the three month period ended June 30, 2000 compared to nil for the same period ended June 30, 1999. There was a reduction in consulting expenses from $738,892 (12 consultants) for the 3 months ended June 30, 1999 to $186,150 (6 consultants) for the three months ended June 30, 2000. The Company incurred expenses of $285,210 related compensation paid to HomeBase Work Solutions officers for the three months ended June 30, 1999 with no comparative expense in the three-month period ending June 30, 2000. The Company had fifteen more employees involved in general, administrative and selling functions in the three month period ended June 30, 2000 than for the same period ended June 30, 1999, resulting in approximately $417,000 increase in expenses.

            Stock option compensation expense decreased from $5,829,647 for the three months ended June 30, 1999 to $743,354 for the three months ended June 30, 2000. This decrease is mainly due to a lower number of unvested stock options outstanding during the three months ended June 30, 2000 compared to the same period last year.

            Research and development expenses decreased from $718,657 for the three months ended June 30, 1999 to $119,132 for the three months ended June 30, 2000. The Company incurred expenses of approximately $337,000 in the three month period ended June 30, 1999 from the write off of advances made to Applied Courseware Technology Inc. ["ACT"] which had been used to fund development expenses related to the electronic conversion of courseware. Consulting expense for the three months ended June 30, 2000 decreased by approximately $121,000 compared to the same period last year.

            Interest and loan fees increased from zero for the three months ended June 30, 1999 to $1,599,609 for the three months ended June 30, 2000. The convertible subordinated debentures that were issued in April, 2000 and in June, 2000 have a conversion feature that was in-the-money and exercisable at the dates of issuance resulting in the intrinsic value of the feature of $1,455,933 being charged to interest expense at the time the debentures were issued. The balance relates to interest recorded on capital leases and convertible debt.

            Amortization expenses increased from $645,873 for the three months ended June 30, 1999 to $1,311,778 for the three months ended June 30, 2000. The variance is due to the amortization period (3 months in the three month period ended June 30, 2000 compared to 1.5 months in the same period ended June 30,
1999) of the acquired intellectual property and goodwill resulting from the acquisition of HomeBase Work Solutions on May 13, 1999.

            Depreciation expenses increased from $8,962 for the three months ended June 30, 1999 to $205,766 for the three months ended June 30, 2000. This increase is a result of the increase of the capital asset base by approximately $2,900,000 between June 30, 1999 and June 30, 2000.

            Unrealized loss on marketable equity investment of $2,275,000 in the three months ended June 30, 2000 was due to the writedown of short term investment to market value of $1,625,000 as at June 30, 2000.

Liquidity and Capital Resources

Inception to June 30, 2000

            At June 30, 2000, we had cash and cash equivalents of $3,054,734 and working capital of $3,757,461. To date, we have generated limited revenues.

            In February 2000 we issued 500,000 shares of Common Stock in a private placement for which we received 150,000 shares of restricted Common Stock of another publicly traded company as consideration, of which we will retain 130,000 shares after commissions. At June 30, 2000, these 130,000 shares had a market value of $1,625,000 and is included in the above working capital. At August 15, 2000, the market value of this marketable equity investment was approximately $1.73 million.

            Prior to March 31, 2000, we raised cash proceeds of $14,221,231, net of share issue costs, from a series of private placements of the Company's common stock.

            Prior to March 31, 2000, we raised cash proceeds of $3,225,000, net of commissions, from issuance of convertible subordinated debentures. In April 2000, we issued an additional 2,500 units of convertible subordinated debentures at $1,000 per unit for proceeds of $2,325,000, net of commissions. In June 2000, we issued an additional 960 units of convertible subordinated debentures at $1,000 per unit for proceeds of $808,600 net of commissions. The proceeds from these issues are included in our Cash position as at June 30, 2000.

            From our inception, we have used $12,890,000 for operating activities before changes in non-cash working capital balances mainly as a result of general, administrative and selling and research and development expenditures, net of revenues. We used a further $2,428,000 for the purchase of capital assets, $2,975,000 on the purchase of distribution rights, $255,000 on acquisition costs of i360 and $256,000 in a joint venture.

             We expect to use our existing cash and cash equivalents to deploy our information hub products and services, to deploy and enhance our virtual contact center application, for the deployment and electronic conversion of courseware for the distance learning application, and for the post-acquisition funding of i360 Inc. expenses. We believe that the revenue we expect to generate and related cash collections from sales of products and services will help fund the cash requirements, but there can be no assurance that it will do so. We will use any remaining capital resources to fund possible complementary acquisitions, develop new technologies, and other corporate working capital needs.

            We believe that our existing cash, expected revenues as well as additional proceeds we hope to receive from the completion of future potential financings will be sufficient to support our growth for approximately the next twelve months. In the event that additional financings are not completed and expected revenues and cash flows are not achieved, the Company intends to curtail its development plans and reduce expense levels significantly at the appropriate time. In such event, the Company believes that its current cash reserves will support limited activities until August 2001.

            On an ongoing basis, we continue to raise additional funds through private or public financing, strategic or other relationships. There can be no assurance that we will be able to raise any additional funds.

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

            The Company currently holds 130,000 shares of common stock of another publicly traded corporation. The market value of these shares is subject to fluctuation on the stock market on which these shares trade and which may adversely affect the potential proceeds when these shares are sold.

         The Company issued convertible subordinated debentures in March, April and June 2000, in the amount of $6.96 million, which pay interest at a fixed rate of 7%. The Company is exposed to changes in interest rates as it affects the value of the debt and the Company's relative cost of capital.

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

            In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC issued SAB 101 to defer the effective date of implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 31, 1999. The Company is required to adopt SAB 101 by March 31, 2001. Management has note yet determined the impact that SAB No. 101 will have on the financial position or results of operations of the Company.

PART II.  OTHER INFORMATION

Item 1.   Litigation

In August, 2000, a claim was filed against i360 alleging a breach of contract by i360 in connection with the distribution of i360's service offering. The claim was for an indeterminate amount of damages. On August 17, 2000, counsel for i360 met with counsel for the plaintiffs regarding this matter. The Company believes the claim is frivolous and without merit and intends to defend it vigorously.

Item 2.  Changes in Securities and Use of Proceeds

Sale of Unregistered Securities

The following unregistered securities were issued by the Company during the quarter ended June 30, 2000:

                                                   Number of Shares        Offering/
Date of               Description of               Sold/Issued/Subject     Exercise
Sale/Issuance         Securities Issued            To Options or Warrants  Price Per Share     Notes
-----------------     --------------------          ---------------------  ---------------     -----
April 2000            Common Shares                        32,147                              Exchange of InfoCast
                                                                                               Canada exchangeable
                                                                                               shares into Infocast shares

April 2000            Warrants                           200,000                $6.50          Financial consulting
                                                                                               Services

April 2000            Share Purchase                     277,778                $7.50          As part of the convertible
                      Warrants                                                                 subordinated debenture
                                                                                               Financing

April 2000            Agent Share                         69,444                $7.50          As part of the convertible
                      Warrants                                                                 subordinated debenture
                                                                                               Financing.

May 2000              Common shares                      133,138                               Exchange of InfoCast
                                                                                               Canada exchangeable
                                                                                               Shares into Infocast shares

May 2000              Options                            175,000                $4.00          Granted to 2 employees
                                                                                               and a consultant under the
                                                                                               1999 Stock Option Plan.

May 2000              Options                             25,000                $4.00          Granted to a director
                                                                                               and a consultant under the
                                                                                               1999 Stock Option Plan.

June 2000             Warrants                           500,000                $4.00          Granted as compensation
                                                                                               to a consultant and
                                                                                               director for seeking
                                                                                               acquisition target,
                                                                                               financing opportunities
                                                                                               and investor relation
                                                                                               services.

June 2000             Options                            200,000                $4.00          Granted to 10 employees
                                                                                               and a consultant under the
                                                                                               1999 Stock Option Plan.

June 2000             Options                            350,000                $4.00          Granted to 18 employees
                                                                                               and a consultant under the
                                                                                               2000 Stock Option Plan.


June 2000             Common Shares                       13,761                $4.00          Exchange of InfoCast
                                                                                               Canada exchangeable
                                                                                               Shares into Infocast shares

June 2000             Share Purchase                     106,667                $7.50          As part of the convertible
                      Warrants                                                                 subordinated debenture
                                                                                               Financing

June 2000             Agent Share                        26,667                 $7.50          As part of the convertible
                      Purchase Warrants                                                        subordinated debenture
                                                                                               Financing.

            The issuance of these securities is claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. There were no underwriting discounts or commissions paid in connection with the issuance of any of these securities.

Item 5.  Other Information

Merger with i360, Inc.

            On August 15, 2000, i360, inc. ("i360") merged with and into the Company pursuant to that definitive Agreement and Plan of Merger (the "Merger Agreement") dated as of May 3, 2000, as amended, providing for the acquisition by the Company of all of the outstanding shares of common stock of i360. The Merger Agreement provides for the statutory merger of i360 into the Company. As of the Effective Time, August 15, 2000, the holders of i360's issued and outstanding common stock are deemed to have received 0.30 shares of the Company's common stock for each share of i360 common stock, resulting in the deemed issuance of an aggregate of 7,584,000 shares of the Company's common stock. In addition, all outstanding warrants and stock options to purchase shares of i360 common stock converted into merger warrants and stock options to purchase shares of the Company's common stock at a one to 0.30 exchange ratio. As a result of such deemed conversion, an aggregate of 4,416,000 merger warrants of the Company (4,328,625 merger warrants at an exercise price of $0.30 and 87,375 merger warrants at an exercise price of $3.18 per share) and 1,131,602 stock options with an exercise price of $4.00 per share were deemed issued at the Effective Time. The transaction was approved by the Boards of Directors and stockholders of the Company and i360. The above discussed merger warrants will vest as follows: 25% on February 21, 2000, 25% on September 21, 2000, 25% on January 21, 2001 and 25% on January 21, 2002. The above discussed stock options will vest as follows: 33% on May 2, 2001, 33% on May 2, 2002 and 33% on May 2, 2003.

            Pursuant to the Merger Agreement, two directors of i360 were appointed to the Board of Directors of the Company. Furthermore, pursuant to the terms of the Merger Agreement, certain i360 executives have placed an aggregate of 750,000 shares of the Company's common stock (representing 2.5 million shares of i360's common stock) in escrow. The escrowed shares are being held pursuant to an escrow agreement to reimburse the Company for any claims which may arise as a result of indemnifying the former directors of i360 for their acts or omissions at or prior to the Effective Time of the merger and to satisfy claims that may arise as a result of any breach of the representations and warranties of i360 contained in the Merger Agreement.

            The Company and the i360 shareholders have entered into a registration rights agreement as of August 15, 2000 which provides that the Company shall use its best efforts to register the shares of the Company's common stock issued to the i360 shareholders in exchange for i360 common stock as soon as possible and which places certain selling limitations on such holders.

            During the three-month period June 30, 2000, the Company incurred costs of approximately $350,000 related to the provision of hosting services to i360 for which the Company recorded no revenues.

            On June 22, 2000, the Company advanced $145,137 to i360 in consideration for a promissory note bearing interest at prime plus 2% per annum. The promissory note is payable at the time of the acquisition or six months following the termination of the Merger Agreement and is collateralized by a security agreement. On July 28, 2000, the Company advanced an additional $342,000 to i360 on the same terms and conditions.

            The Company will file pro forma financial statements effecting the merger of i360 with and into the Company with 60 days of this filing pursuant to applicable securities regulations.

Item 6.  Exhibits and Reports on Form 8-K

            (a) Exhibits
                27 Financial Data Schedule
            (b) Reports on Form 8-K
                On May 4, 2000 the Company filed a current report on form 8-K relating to its entering into the Agreement and Plan of Merger with i360.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InfoCast Corporation

Date: August 21, 2000                           By: /s/Herve Seguin
                                                    ----------------------------
                                                    Herve Seguin
                                                    Chief Financial Officer
                                                    (Duly Authorized Officer
                                                    and Principal
                                                    Financial Officer)