Form 10-Q
period 2000-09-30
INFOCAST CORP /NV
filed 2000-11-17
CIK 1093682

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                       ----------------------------------
                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________to __________

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


          One Richmond Street West, Suite 902, Toronto, Ontario M5H 3W4
               (Address of Principal Executive Offices) (Zip Code)

         Registrant's Telephone Number, Including Area Code 416-867-1681

--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if changed since last Report


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days /X/ Yes / / No


The number of shares outstanding of each of the issuer's classes of common stock as September 30, 2000:


         Class                                   Number of Shares Outstanding
         -----                                   ----------------------------
         Common Stock, $0.001 par value          32,475,986

                              INFOCAST CORPORATION


                                      INDEX


PART I. FINANCIAL INFORMATION                                                3

Item 1.  Financial Statements                                                3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         21


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  22

Item 2.  Changes in Securities and Use of Proceeds                          23

Item 4.  Submission of matters to a vote of Security Holders                24

Item 6.  Exhibits and Reports on Form 8-K                                   24


Signatures                                                                  25

PART I.                 FINANCIAL INFORMATION

Item 1.                 Financial Statements


InfoCast Corporation
(formerly Virtual Performance Systems Inc.)  (a development stage company)

                           CONSOLIDATED BALANCE SHEETS
                      (See Basis of presentation - Note 1)
                            (U.S. dollars, U.S. GAAP)
                                    Unaudited

                                                                                  As of              As of
                                                                            September 30, 2000   March 31, 2000
---------------------------------------------------------------------------------------------------------------
ASSETS
Current
Cash and cash equivalents                                                       1,518,196          3,637,931
Marketable equity investment  [note 3]                                            438,813          3,900,000
Accounts receivable                                                               510,467            275,283
Prepaid expenses and other                                                        824,277            324,835
------------------------------------------------------------------------------------------------------------------
Total current assets                                                            3,291,753          8,138,049
------------------------------------------------------------------------------------------------------------------
Joint venture investment [note 7]                                                  84,699
Deferred convertible debt issuance costs,net [note 6]                           1,271,819            604,583
Capital assets, net                                                             3,782,421          3,152,983
Goodwill, net                                                                  26,937,400          4,812,380
Distribution and licensing rights, net [note 4]                                 2,776,667          2,975,000
Intellectual property, net                                                     71,545,191         14,886,486
Other Assets                                                                       52,229
------------------------------------------------------------------------------------------------------------------
                                                                              109,742,179         34,569,481
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities                                        3,120,033          1,834,930
Deferred Revenue                                                                   75,530
Current portion of obligations under capital leases                               512,786            479,813
------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                       3,708,349          2,314,743
------------------------------------------------------------------------------------------------------------------
Long-term
Convertible debenture [note 6]                                                  6,960,000          3,500,000
Obligations  under capital leases                                                 597,329            802,836
Deferred income taxes                                                          28,356,963          5,656,895
------------------------------------------------------------------------------------------------------------------
Total long-term liabilities                                                    35,914,292          9,959,731
------------------------------------------------------------------------------------------------------------------
Total  liabilities                                                             39,622,641         12,274,474
==================================================================================================================

Stockholders' equity
Common stock (100,000,000 authorized and 32,475,986 issued
and outstanding at September 30, 2000 , 24,571,336 at March 31,  2000)             30,976             23,071
Additional paid-in capital                                                    116,906,519         57,933,723
Deferred compensation                                                          (1,328,746)        (1,677,491)
Warrants                                                                        2,964,300          1,007,875
Accumulated other comprehensive loss                                             (539,386)          (237,033)
Accumulated development stage deficit                                         (47,914,125)       (34,755,138)
------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                     70,119,538         22,295,007
------------------------------------------------------------------------------------------------------------------
                                                                              109,742,179         34,569,481
==================================================================================================================

InfoCast Corporation
(formerly Virtual Performance Systems Inc.)  (a development stage company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                            (U.S. dollars, U.S. GAAP)
                                    Unaudited

                                                                                                                          Cumulative
                                                        Three months   Three months    Six months      Six months           from
                                                            ended         ended          ended            ended         inception to
                                                        September 30,  September 30,  September 30,   September 30,    September 30,
                                                            2000           1999          2000            1999              2000
------------------------------------------------------------------------------------------------------------------------------------
REVENUE
Consulting income                                         231,455             -        304,080                           403,437
Distance learning revenue                                   7,789             -          7,789                            47,501
Hosting income                                             45,747             -         88,794                           140,154
Subscription Revenue                                      259,011             -        259,011                           259,011
Miscellaneous income                                        8,334             -         29,799              -            192,078
------------------------------------------------------------------------------------------------------------------------------------
                                                          552,336             -        689,473              -          1,042,181
------------------------------------------------------------------------------------------------------------------------------------

EXPENSES
General, administrative and selling,
   excluding stock option compensation                  3,313,152     2,086,506      5,474,948      4,023,321         13,924,666
Stock option compensation  [note 5]                        76,107     3,676,901        819,461      9,506,548         16,428,307
Research and development, excluding stock
   option compensation                                    193,577     1,064,689        312,709      1,783,346          5,801,325
Interest and loan fees [note 6]                           148,801             -      1,748,410              -          3,685,454
Amortization                                            3,325,517     1,217,413      4,637,295      1,863,286          8,956,619
Depreciation                                              229,409        20,946        435,175         29,908            940,377
------------------------------------------------------------------------------------------------------------------------------------
                                                        7,286,563     8,066,455     13,427,998     17,206,409         49,736,748
------------------------------------------------------------------------------------------------------------------------------------
Loss from operations before the following              (6,734,227)   (8,066,455)   (12,738,525)   (17,206,409)       (48,694,567)
Interest income                                            28,858        35,307         83,186         58,464            219,721
Loss on sale of marketable equity investment           (1,803,580)            -     (1,803,580)                       (1,803,580)
Equity in  loss of joint venture                                -             -              -              -           (164,736)
------------------------------------------------------------------------------------------------------------------------------------
Net loss before income taxes                           (8,508,949)   (8,031,148)   (14,458,919)   (17,147,945)       (50,443,162)
Deferred income taxes                                    (952,432)     (347,500)    (1,299,932)      (534,105)        (2,529,037)
------------------------------------------------------------------------------------------------------------------------------------
Net loss for the period                                (7,556,517)   (7,683,648)   (13,158,987)   (16,613,840)       (47,914,125)
Unrealized loss on marketable equity investment
  and reclassification  adjustment
  from sale of marketable equity investment             2,050,917             -       (224,083)             -           (511,583)
Translation adjustment                                     (2,022)       77,217        (78,270)        48,253            (27,803)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss for the period                      (5,507,622)   (7,606,431)   (13,461,340)   (16,565,587)       (48,453,511)
====================================================================================================================================
Weighted average number of shares outstanding          28,419,093    22,599,527     26,505,728     21,305,895         12,686,890
====================================================================================================================================
Basic and diluted loss per share                          $ (0.27)      $ (0.34)       $ (0.50)       $ (0.78)           $ (3.78)
====================================================================================================================================

InfoCast Corporation
(formerly Virtual Performance Systems Inc.)  (a development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (U.S. dollars, U.S. GAAP)
                                    Unaudited

                                                                                                                   Cumulative
                                                                        Six months ended   Six months ended       inception to
                                                                          September 30,      September 30,        September 30,
                                                                              2000               1999                 2000

OPERATING ACTIVITIES
Net loss for the period                                                     (13,158,987)       (16,613,840)         (47,914,125)
Add (deduct) items not affecting cash
     Stock option compensation                                                  819,461          9,506,548           16,428,307
     Common stock issued for services                                                 -            254,149              450,000
     Warrants issued for services                                               202,258            595,083              983,333
     Common stock issued to Applied Courseware Technology (A.C.T) Inc.                -                  -            1,337,500
     Write-off in-process research & development                                      -             19,000               19,000
     Write-off Applied Courseware Technology (A.C.T) Inc. loan                        -             98,685               98,685
     Non-cash interest expense                                                1,455,933                               3,369,415
     Equity in loss of joint venture                                                  -                  -              164,736
     Deferred income taxes                                                   (1,299,932)          (534,105)          (2,529,037)
     Deferred Revenue                                                              (813)                                   (813)
     Loss on sale of marketable equity investment                             1,802,365                               1,802,365
     Amortization of distribution and licensing rights                          198,333                                 198,333
     Amortization                                                             4,637,295          1,863,286            8,956,619
     Depreciation                                                               435,175             29,908              940,377
------------------------------------------------------------------------------------------------------------------------------------
                                                                             (4,908,912)        (4,781,286)         (15,695,305)
Changes in non-cash working capital balances
     Accounts receivable                                                        202,868            (64,181)             (13,919)
     Prepaid expenses and other                                                 (24,407)          (302,171)            (347,775)
     Accounts payable and accrued liabilities                                  (385,136)           630,861            1,203,327
     Due from InfoCast [the acquired entity] prior to acquisition                     -                  -              (25,020)
------------------------------------------------------------------------------------------------------------------------------------
Cash used in operating activities                                            (5,115,587)        (4,516,777)         (14,878,692)
------------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
     Purchase of capital assets                                                (566,038)          (946,500)          (2,707,823)
     Purchase of other assets                                                    18,079                                  18,079
     Distribution rights                                                              -         (2,475,000)          (2,975,000)
     Due from Homebase Work Solutions Ltd.                                            -                  -              (99,529)
     Acquisition of Homebase Work Solutions Ltd.                                      -             50,667               50,667
     Acquisition cost - i360 inc.                                              (480,865)                               (480,865)
     Investment in joint venture                                                (84,699)                 -             (256,419)
     Due from Applied Courseware Technology (A.C.T.) Inc.                             -                  -             (139,299)
     Acquisition of InfoCast Corporation                                              -                  -                   87
------------------------------------------------------------------------------------------------------------------------------------
Cash used in investing activities                                            (1,113,523)        (3,370,833)          (6,590,102)
------------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
     Increase in note payable to InfoCast [the acquired entity]                       -                  -              250,000
     Increase (decrease)  in due to related parties                                   -           (143,991)             (49,004)
     Repayment of capital lease obligations                                    (226,955)                 -             (440,763)
     Receipt of short-term unsecured loan                                             -                  -              470,000
     Payment of short-term unsecured loan                                             -                  -             (470,000)
     Cash advance from InfoCast [the acquired entity] prior to acquisition            -                  -              146,900
     Cash advance to i360 [the acquired entity] prior to acquisition         (1,131,682)                             (1,131,682)
     Cash proceeds from convertible debentures, net                           3,131,494                  -            6,356,494
     Cash proceeds from sale of marketable equity investment                  1,434,739                               1,434,739
     Cash proceeds from issuance of share capital , net                         980,047         10,202,084           16,458,510
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by financing activities                                         4,187,643         10,058,093           23,025,194
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease)  in cash during the period                           (2,041,467)         2,170,483            1,556,400
Effects of foreign exchange rates change on cash balances                       (78,270)            38,037              (38,206)
Cash & cash equivalents, beginning of period                                  3,637,931          3,092,445                    -
------------------------------------------------------------------------------------------------------------------------------------
Cash & cash equivalents, end  of period                                       1,518,194          5,300,965            1,518,194
====================================================================================================================================
Supplemental cash flow information
Interest and lending fees paid during the period                                292,477                                 316,039
Capital lease obligation assumed during the period                              104,195                               1,550,903
Fair value of acquisitions acquired through common stock,
stock options and warrant issuance                                           56,120,422         17,000,000           76,071,004
====================================================================================================================================

InfoCast Corporation
(formerly Virtual Performance Systems Inc.)  (a development stage company)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (U.S. dollars, U.S. GAAP)
                                    Unaudited


                                                                                         Common Stock   Additional
                                                                             Common       Issued and     Paid-in         Deferred
                                                                             Shares       outstanding     Capital      Compensation
                                                                               #              $              $                $
                                                                         ----------------------------------------------------------
Outstanding as of March 31, 2000                                          24,571,336        23,071       57,933,723     (1,677,491)
Common shares issued upon acquisition of i360                              7,583,976         7,584       34,474,859
Stock options and merger warrnts issued upon
acquisition of i360                                                                                      22,171,662
Common shares issued for cash                                                320,674           321          999,679
Share issuance costs - cash                                                                                 (19,953)
Issuance of warrants (Note 8)                                                                                     -       (696,425)
Intrinsic value of  merger warrants issued upon acquisition of i360                                         209,314       (209,314)
Issuance of convertible debentures with warrants                                                          1,727,600
Warrants issued for consulting services                                                                           -       (214,500)
Adjustments resulting from revaluation of stock options
    granted to consultants                                                                                 (681,564)       681,564
Adjustments resulting from repricing of stock options
  granted to consultants in previous periods                                                                 81,200        (81,200)
Adjustments resulting from revaluation of warrants                                                                          59,158
  granted to consultants
Granting of stock options                                                                                    73,599        (73,599)
Cancellation of stock options                                                                               (63,600)        63,600
Amortization of deferred compensation                                                                             -        819,461
Net loss for the period                                                                                           -
Unrealized loss on marketable equity investment
and reclassification on sale of marketable
equity investment
                                                                                                                  -
Translation adjustment                                                                                            -
------------------------------------------------------------------------------------------------------------------------------------
Outstanding as of September 30,  2000                                     32,475,986        30,976      116,906,519     (1,328,746)
====================================================================================================================================

                                                                                 Accumulated other    Accumulated         Total
                                                                                   Comprehensive      development      Stockholders'
                                                                      Warrants          loss         stage deficit        Equity
                                                                         $               $                 $                $
                                                               ---------------------------------------------------------------------
Outstanding as of March 31, 2000                                     1,007,875        (237,033)       (34,755,138)       22,295,007
Common shares issued for acquisition of i360                                                                             34,482,443
Stock options and merger warrnts issued upon acquisition
of i360                                                                                                                  22,171,662
Common shares issued for cash                                                                                             1,000,000
Share issuance costs - cash                                                                                                 (19,953)
Issuance of warrants (Note 8)                                          696,425                                                    -
Intrinsic value of  merger warrants issued upon
acquisition of i360                                                                                                               -
Issuance of convertible debentures with warrants                                                                          1,727,600
Warrants issued for consulting services                              1,246,000                                            1,031,500
Adjustments resulting from revaluation of stock options                                                                           -
    granted to consultants                                                                                                        -
Adjustments resulting from repricing of stock options                                                                             -
  granted to consultants in previous periods                                                                                      -
Adjustments resulting from revaluation of warrants                      14,000                                               73,158
  granted to consultants                                                                                                          -
Granting of stock options                                                                                                         -
Cancellation of stock options                                                                                                     -
Amortization of deferred compensation                                                                                       819,461
Net loss for the period                                                                               (13,158,987)      (13,158,987)
Unrealized loss on marketable equity investment and
reclassification on sale of marketable equity
investment
                                                                                      (224,083)                            (224,083)
Translation adjustment                                                                 (78,270)                             (78,270)
------------------------------------------------------------------------------------------------------------------------------------
Outstanding as of September 30,  2000                                2,964,300        (539,386)       (47,914,125)       70,119,538
====================================================================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    OF INFOCAST CORPORATION FOR THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 2000
             (U.S. dollars except where otherwise noted, U.S. GAAP)

                                   (Unaudited)


1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Basis of presentation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses since its incorporation and has a working capital deficiency of approximately $416,750 at September 30, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern through to the end of its current fiscal year.

The ability of the Company to continue as a going concern is dependent on a number of factors including the Company's ability to receive the remaining $1.5 million of the $2.5 million convertible subordinated debentures discussed in note 9, arrange additional financing, and generate revenues sufficient to fund the Company's expenditures. Management is currently negotiating and evaluating various financing alternatives, including equity and convertible debenture private placements and public shelf offerings. In addition, management is actively negotiating distribution agreements that are expected to accelerate the Company's revenue base for its Contact business. Management anticipates increased revenue from its Community product subscribers acquired through the acquisition of i360 inc. (see note below). Management will also evaluate its development plans and the reduction of the Company's expense levels at the appropriate times. The outcome of these matters cannot be predicted at this time.

These consolidated financial statements do not include any adjustments to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

Interim financial statements

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, these unaudited interim consolidated financial statements do not include all the financial information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for fair presentation have been included. The operating results for the six-month period ended September 30, 2000 may not be indicative of the operating results that will occur for the year ended March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2000.

The balance sheet at March 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Nature of operations

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


Acquisition of i360 Inc.

On August 15, 2000, i360 merged with and into the Company pursuant to the definitive Agreement and Plan of Merger (the "Merger Agreement") dated as of May 3, 2000, as amended, providing for the acquisition by the Company of all of the outstanding shares of common stock of i360. The Merger Agreement provided for a statutory merger of i360 into the Company. As of August 15, 2000, the holders of i360's issued and outstanding common stock received 0.30 shares of the Company's common stock per share of i360 common stock which resulted in an aggregate of 7,583,976 shares of the Company's common stock being issued. In addition, all outstanding warrants and stock options to purchase shares of i360 common stock converted into stock options and merger warrants to purchase shares of the Company's common stock at a 1:0.3 exchange ratio. As a result, an aggregate of 4,416,000 merger warrants of the Company (4,324,500 with an exercise price of $0.33 per share, 87,375 with an exercise price of $3.18 per share and 4,125 with an exercise price of $4.00 per share) and 1,127,476 stock options of the Company with an exercise price of $4.00 per share were issued as of August 15, 2000.

The acquisition has been accounted for by the purchase method whereby the purchase price is equal to the sum of (i) the fair value of the 7,583,976 common shares of the Company on the date the revised terms of the acquisition were announced; (ii) the fair value of the 4,324,500 merger warrants of the Company with an exercise price of $0.33 per share; (iii) the fair value of the 87,375 merger warrants of the Company with an exercise price of $3.18 per share; (iv) the fair value of 4,125 merger warrants of the Company with an exercise price of $4.00 per share; (v) the fair value of the 1,127,476 stock options of the Company, (vi) the acquisition costs of $1,236,684 recorded by the Company in respect of the acquisition of i360; less (vii) the portion of the intrinsic value of the unvested merger warrants of the Company with an exercise of $0.33 per share related to the vesting periods remaining after the August 15, 2000 acquisition date for those merger warrants granted to individuals that are required to continue providing service to the Company after the acquisition in consideration for the merger warrants. There was no intrinsic value for the merger warrants of the Company with an exercise of $3.18 per share and $4.00 per share or for the stock options as of August 15, 2000. The fair value of common shares of the Company is assumed to be equal to the average of the closing share price of the Company's common shares from May 2, 2000 to May 5, 2000. The fair value of the merger warrants with an exercise price of $0.33 per share is $4.33 per merger warrant, the fair value of the merger warrants with an exercise price of $3.18 per share is $2.74 per merger warrant and the fair value of the stock options with an exercise price of $4.00 is $2.46 per stock option using a Black Scholes valuation model based on a May 3, 2000 assumed grant date, a volatility factor of 0.873, a risk-free interest rate of 5.95% and an expected life of 2 years. As a result, the total pro-forma purchase price is $57,247,898 and has been allocated as follows:

                                                                 $
----------------------------------------------------------------------

Cash                                                          45,419
Account receivable                                           438,052
Prepaid expenses and other                                   147,085
Inventory                                                     37,950
Capital assets                                               444,154
Deposits and other assets                                    360,308

Completed technology                                      60,000,000
Goodwill                                                  23,296,238
Accounts payable and accrued liabilities                  (2,304,515)
Deferred revenue                                             (85,111)
Due to the Company                                        (1,131,682)
Deferred income tax liability                            (24,000,000)
---------------------------------------------------------------------
Purchase price                                            57,247,898
====================================================================

The goodwill and completed technology will be amortized over a period of 5 years. The deferred income tax liability was created in respect of the difference between the accounting and tax basis of the completed technology.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition

The Company generates revenue from hosting services, consulting services, subscription services and the resale of educational course content. Revenue from hosting services and subscription services are recognized when the services are delivered, or over the term of the applicable services contract. Consulting revenue is recognized at the time such consulting services are rendered. Revenue generated from the resale of educational course content is recognized upon shipment.


3. MARKETABLE EQUITY INVESTMENT

As of March 31, 2000, the Company owned 130,000 shares of common stock of another publicly traded corporation, which was recorded as a marketable equity investment and classified as "available for sale". During the six-month period ending September 30, 2000, 100,500 of the shares were sold, which resulted in a net realized loss of $1,803,580. The carrying value of the balance of 29,500 shares of this marketable equity investment was adjusted to its market value as of September 30, 2000 of $438,813, which together with the sale of the 100,500 shares resulted in an unrealized loss and reclassification adjustment from the sale of the marketable equity investment of $224,083 included in comprehensive loss for the six-month period ending September 30, 2000. As of November 10, 2000, the market value of this short-term investment was approximately $138,000.


4. ACQUIRED DISTRIBUTION AND LICENSING RIGHTS

The Company entered into a distribution agreement with ITC Learning Corporation ("ITC") in March 1999, which provided the Company with the perpetual non-exclusive right to market, sell and electronically convert all existing and future ITC products in consideration for $975,000 in respect of electronic distribution to the first 150,000 licensed purchasers.

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

Also, pursuant to the June 5, 2000 amendment to the distribution agreement of March 1999, the Company agreed to forego any and all rights into perpetuity, including but not limited to intellectual property rights, distribution rights in the ASTAR Workforce Development product referenced in the contract dated June 29, 1999 (pursuant to which a payment of $2,000,000 was made in the fiscal year ending March 31, 2000) in exchange for an additional 300,300 prepaid single user license copies of ITC's Call Centre and PC Skills courseware content.

Total payments of $2,975,000 previously made by the Company to ITC now represent a total of 550,300 units of single user licenses. During the six-month period ending September 30, 2000, the Company amortized $198,333 (commencing June 1,
2000) of this amount.


5. SHARE CAPITAL

Authorized, issued and outstanding common stock

The Company has 100,000,000 shares of preferred stock authorized at a par value of $0.001 per share and has 100,000,000 shares of common stock authorized at a par value of $0.001 per share.


                                                                                        Common stock issued and
                                                                                            outstanding and
                                                                                      additional paid-in-capital
                                                                                    ----------------------------------
                                                                                    Shares                      Amount
                                                                                     #                            $
----------------------------------------------------------------------------------------------------------------------

Outstanding as of March 31, 2000                                                24,571,336                  38,322,176
Private placement on September 14, 2000 at $3.12 per share                         320,674                   1,000,000
Acquisition of i360 inc.                                                         7,583,976                  34,482,443
Share issuance costs                                                                    --                     (19,953)
------------------------------------------------------------------------------------------------------------------------------------
Outstanding as of September 30, 2000                                            32,475,986                  73,784,666
----------------------------------------------------------------------------------------------------------------------

Basic and diluted loss per common share

Per share amounts have been computed based on the weighted average number of common shares outstanding each period. Diluted loss per share is calculated by adjusting outstanding shares, assuming any dilutive effects of options, warrants and convertible securities. For all of the periods presented, the effect of stock options, warrants, and convertible securities were not included, as the effect would be anti-dilutive. Consequently, there is no difference between the basic and dilutive net loss per share. The weighted average number of potential common shares from options, warrants and convertible securities for the six month period ended September 30, 2000 was approximately 12,900,000 compared to approximately 4,313,000 for the six month period ended September 30, 1999.

Stock options

1998 Stock Option Plan

Pursuant to the Company's 1998 Stock Option Plan as amended on January 29, 1999, 2,250,000 shares of common stock are eligible for grant. As of September 30, 2000 the Company had 1,900,000 shares of common stock reserved for the exercise of stock options granted to various individuals involved in the management of the Company, of which 2,075,000 were originally granted on February 8, 1999 from which 350,000 were later cancelled during the six months ended September 30, 2000 and 175,000 of which were granted on February 1, 2000. As a result, as of September 30, 2000, consultants hold 500,000 of the options, while employees and directors hold 1,400,000 of the options.

The options granted on February 8, 1999 expire three years from the date of grant, are exercisable at $1.00 per share and were fully vested as of March 31, 2000.

The 175,000 options granted on February 1, 2000 expire two years from the date of grant, were fully vested on July 12, 2000, are exercisable at $1.00 per share and were granted to a consultant of the Company. The deferred compensation attributable to these stock options granted to a consultant was valued as of July 14, 2000 to the then current fair value of $2.29 per stock option (based on an expected dividend rate of 0%, an expected life of one year, a risk-free interest rate of 6.65%, an expected volatility factor of 1.239 and the July 14, 2000 closing market price of $3.06 per share of common stock). As a result, as of July 12, 2000 (vesting date), these options were valued at $400,750, of which $386,273 was previously recognized as a stock option compensation expense during the year ended March 31, 2000 and of which $14,477 has been recognized as a stock option compensation expense during the six months ended September 30, 2000.

1999 Stock Option Plan

Pursuant to the 1999 Stock Option Plan an additional 2,000,000 stock options are eligible for grant. As of September 30, 2000, all of the eligible stock options were granted to various employees, officers, consultants and advisors pursuant to the 1999 Stock Option Plan.

On June 14, 2000, the Board of Directors approved the repricing of 1,605,000 stock options previously granted through to February 29, 2000 with original exercise prices ranging from $7.00 to $8.625 per share to the new exercise price of $4.00 per share, which resulted in incremental stock option compensation expense of $63,800 in respect 110,000 repriced stock options held by consultants and nil in respect of the 1,495,000 repriced stock options held by employees and directors as the fair value of the Company's stock closed at $2.66 per share as of September 30, 2000. The repriced stock options will be accounted for as variable options until they are exercised, forfeited or expired.

During the six month period ended September 30, 2000, 275,000 vested options were cancelled. Also during the period, 385,000 options were granted to employees and directors and 15,000 options were granted to a consultant, with exercise prices of $4.00 per share.

As at September 30, 2000, 1,130,424 stock options have been vested. The remaining balance will vest on various dates between and October 2000 and Feb 2003 and expire on various dates between November 2004 and June 2005.

The deferred compensation in respect of the 385,000 stock options granted to employees during the six month period ended September 30, 2000 was nil because the exercise price of the options was equal to the market price of the shares of common stock on the date of grant. The remaining 15,000 stock options granted during the six month period ended September 30, 2000, have been valued at $19,725 of which $13,535 has been recognized as a stock option compensation expense, and of which the balance of $6,190 has been recorded as deferred compensation in stockholders' equity. Stock option compensation expense of $32,061 was charged during the six month period ended September 30, 2000 in respect of the amortization of deferred compensation previously recognized in respect of 233,333 stock options granted on December 8, 2000.

2000 Stock Option Plan

On June 14, 2000 and August 14, 2000 respectively, the Board of Directors and the stockholders of the Company approved the 2000 Stock Option Plan under which an additional 2,000,000 stock options are eligible for grant. As of September 30, 2000, the Company had granted 350,000 stock options to various employees, officers, consultants and advisors pursuant to the 2000 Stock Option Plan, of which 329,000 are held by employees and directors and of which 21,000 are held by consultants. The options are exercisable at $4.00 per share, expire on June 13, 2005 and vest as follows: 116,674 on the date of grant, 116,669 at June 14, 2001 and 116,657 on June 14, 2002.

The 21,000 outstanding stock options granted to consultants and advisors have been valued at $33,810, based on a weighted average expected dividend rate of 0%, weighted average expected life of 2 years, weighted average risk-free interest rate 6.56% and a weighted average expected volatility factor of 1.44, of which $17,688 has been recognized as a stock option compensation expense during the six month period ended September 30, 2000 and of which the balance is recorded as deferred compensation. The stock option compensation expense and deferred compensation in respect of the 329,000 stock options granted to employees and directors was nil because the exercise price of the options was greater than the market price of the shares of common stock on the date of grant.

Other stock options

On June 1, 1999, the directors of the Company approved the grant of 750,000 stock options outside of the 1999 Stock Option Plan to an individual who became an officer of the Company on September 4, 1999. The stock options were originally exercisable at a price of $7.00 per share, expire five years from the date of grant and vest as follows: 250,000 on September 4, 1999 upon the acceptance by the individual of formal employment with the Company, 250,000 on September 4, 2000 and 250,000 on September 4, 2001. These outstanding options have been valued at $2,437,500 of which $1,523,437 and $643,601 has been recognized as a stock option compensation expense during the year ended March 31, 2000, and the six month period ended September 30, 2000, respectively, and of which the balance of $270,462 has been recorded as deferred compensation as of September 30, 2000 in stockholders' equity. On June 14, 2000, the Board of Directors approved the repricing these stock options to the new exercise price of $4.00 per share, which resulted in incremental stock option compensation expense of nil because the fair value of the Company's stock closed at $2.66 per share as of September 30, 2000. These repriced stock options will be accounted for as variable options until they are exercised, forfeited or expired.

On October 18, 1999, the directors of the Company approved the grant of 60,000 stock options outside of the 1999 Stock Option Plan to an individual who was to provide financial and investor relations consulting services to the Company. The agreement with this individual was terminated in May 2000 resulting in the cancellation of unvested options to purchase 30,000 shares of common stock previously granted resulting in a credit to stock holders compensation expense of $37,763. Also, on June 14, 2000 the remaining 30,000 stock options were repriced from $8.25 per share to $4.00 per share resulting in incremental stock option compensation expense of $17,400 during the six month period ended September 30, 2000. The remaining 30, 2000 stock options are fully vested and expire two years from the date of grant.

A summary of the Company's stock option activity, including stock options granted to the former employees and directors of i360 upon the acquisition of i360, is as follows:

                                                                Weighted
                                                                Average
                                                                Number of               exercise
                                                                options                 price
                                                                #                       $
                                                            ----------------------------------------
Outstanding as of March 31, 2000                                4,865,000                4.28
                                                            ----------------------------------------
Repricing of all options with exercise prices
greater than $4.00 to $4.00                                     4,865,000                2.72
Granted                                                         1,877,477                4.00
Exercised                                                              --                  --
Cancelled - not vested                                            (30,000)               4.00
Cancelled - vested                                               (643,000)               2.32
                                                            ----------------------------------------
Outstanding as of September30, 2000                             6,069,477                3.15
                                                            ----------------------------------------
Exercisable as of September 30, 2000                            4,287,099                2.67
                                                            ----------------------------------------

If the Company had adopted FASB Statement No. 123 ("FASB 123") in respect of stock options granted to its employees and directors, the Company would have recorded a higher stock option compensation expense for the six month period ended September 30, 2000 of $2,417,121 in respect of the amortization of the estimated value of the Company's stock options to employees over the vesting periods of the options, which results in a pro-forma net loss of $15,576,108 and a pro-forma basic and diluted loss per share of $0.59 in respect of the six month period ended September 30 , 2000.

The Company assumed the following expected dividend rates, expected lives, risk-free interest rate and expected volatility factors in respect of the valuation of stock options granted to employees and directors in accordance with FASB 123:
                                    Weighted
                                     average
                                    -------------

Expected dividend rate                   0%
Expected life                       2 years
Risk-free interest rate             5.97%
Expected volatility                 0.9689
                                    -------------
Other warrants

Pursuant to a letter agreement dated April 7, 2000, the Company will pay $9,000 per month plus expenses, and issued warrants to purchase 200,000 common shares to a financial advisor in consideration for general corporate, financial advisory and investor media relations consulting services over the one year term of the agreement. In addition, the financial advisor will be entitled to a commission on certain corporate financing transactions in which the advisor is involved. These warrants have a purchase price of $6.50 and expire April 7, 2005. These warrants have been valued as of September 30, 2000 at $300,000 in the accounts (based on a volatility factor of 1.440, an expected life of two years, an expected dividend rate of 0% and a risk-free interest rate of 6.56%) of which $144,658 has been recorded as general and administrative expenses and of which the balance of $155,342 has been recorded as deferred compensation. These warrants will be revalued each interim period until the final April 7, 2001 measurement date.

On June 14, 2000, 200,000 warrants were granted to the Chairman as compensation for various services, including his role in negotiating the convertible debenture financing (note 6) and i360 acquisition (note 1). The $384,000 value of these warrants was allocated as follows: $192,000 to deferred convertible debt issuance costs and $192,000 to the i360 acquisition costs. Also on June 14, 2000, 300,000 warrants were issued to a shareholder as compensation for various services, including his role in negotiating the i360 acquisition and investor relations services. The $576,000 value of these warrants was allocated as follows: $518,400 to the i360 acquisition costs and $57,600 to general and administrative expenses. The value of these warrants was determined by a Black Scholes model based on a volatility factor of 1.268, an expected life of one year, an expected dividend rate of 0% and a risk-free interest rate of 6.65%. The i360 acquisition costs of $710,400 recorded in respect of these warrants plus additional cash i360 acquisition costs of $480,865 has been included in the i360 purchase price.

In addition to the above noted warrants, the i360 merger warrants (Note 1) and the Sun warrants (Note 8), the following warrants are outstanding in respect of services provided to the Company in prior periods.

                                           Exercise price      Expiry
Issue date                 Warrants        per share           date
                                 #         $
                          ---------------------------------------------

June 1, 1999                25,000         7.00                May 31, 2001
October 6, 1999             12,500         8.75                May 31, 2001
January 1, 2000             12,500         7.62                May 31, 2001
June 1, 1999               200,000         7.00                May 31, 2001
June 24, 1999               70,000         7.00                June 23, 2001
February 11, 2000           56,000         5.00                February 10, 2002
                          ---------------------------------------------
                           376,000

6. CONVERTIBLE DEBENTURES

On April 4, 2000, the Company issued 2,500 units by way of a private placement at $1,000 per unit and on June 15, 2000 the Company issued an additional 960 units by way of a private placement at $1,000 per unit for total gross proceeds of $3,460,000. The Company had also issued 3,500 units at $1,000 per unit in March 2000, which in total results in the $6,960,000 of convertible debt outstanding as of September 30, 2000. Each unit consists of $1,000 principal of convertible subordinated debentures and 111.111 warrants. The convertible debentures bear interest accruing from the date of issue at 7% per annum, payable semi-annually on September 30 and March 31 and mature on March 31, 2005. The debentures are convertible at the option of the holders at a conversion price of $6.00 per share.

The conversion price is subject to adjustment under certain events pursuant to the agreement. The Company has the right to require the holder to convert all or a portion of these debentures if (i) at any time after March 31, 2003 the closing bid price of the Company's common stock exceeds $18.00 for 15 consecutive trading days or (ii) the Company completes a $50 million financing within one year at a price in excess of $12 per share. Each of the 773,334 warrants are exercisable at $7.50 per share, expire on March 31, 2003 and cannot be exercised within the first year without also converting the convertible debentures.

The  intrinsic  value  of  the  beneficial   conversion  option  of  convertible
debentures issued in April and June 2000 has been valued at $1,455,933 and has been included in interest expense.

Cash commission and other cash costs of $328,506 paid relating to the debentures issued in April and June 2000 in addition to the $275,000 paid in March 2000 were recorded as a deferred convertible debenture issuance cost. In addition, the Company issued agent common stock purchase warrants to purchase 96,111 shares of common stock at $7.50 per share to the agents as a placement fee for the convertible debentures issued in April and June 2000 in addition to the 97,222 warrants issued to the agent in respect of the March 2000 issuance. Based on a Black-Scholes valuation, the warrants issued in April and June 2000 have been valued at $271,666 (based on a weighted average volatility factor of 0.895, a weighted average expected life of 2 years, an expected dividend rate of 0% and a weighted average risk-free interest rate of 6.26%) and the warrants issued in March 2000 were valued at $329,583 and have been recorded as a deferred convertible debenture issuance cost. In addition, in June 2000, 100,000 warrants valued at $192,000 were issued to the Chairman as compensation for his role in negotiating the convertible debenture financing (note 5) and were recorded as a deferred convertible debt issuance costs. The deferred charges related to these placements are being amortized on a straight-line basis over the 5-year life of the debentures.


7. JOINT VENTURE INVESTMENT

Pursuant to a shareholder agreement executed on November 25, 1999 between the Company, 813040 Alberta Ltd. ("Newco") and Canpet Energy Group Inc. ("Canpet"), the Company and Canpet agreed to become shareholders of Newco, with each party initially becoming a 50% owner of Newco. Newco has developed a web-enabled trading business model for crude oil and natural gas liquids and other products.

As of September 30, 2000, the Company had advanced a total of $249,418 (Cdn.$375,000) to Newco; $3,326 (Cdn.$5,000) for the initial purchase of common shares and $246,092 (Cdn.$370,000) in the form of shareholder loans which have a conversion feature attached allowing the Company to convert the advances into additional shares of Newco.

Since its inception, Newco has issued additional common shares resulting in the dilution of the Company's ownership in Newco from 50% to 1.19% (27.4% on a fully diluted basis) as of September 30, 2000.

As a result, commencing April 1, 2000 the Company has accounted for this investment using the cost method, which resulted in recording the final $84,699 advanced during the six months ended September 30, 2000 at cost. The prior equity and shareholder loans provided by the Company were reduced to nil during the year ended March 31, 2000 when the Company was accounting for this investment using the equity method.

8. COMMITMENTS AND CONTINGENCIES

Agreement with Sun Microsystems

On September 14, 2000, the Company entered into an agreement with Sun Microsystems Inc. ("Sun"), pursuant to which Sun purchased 320,674 shares of the Company's common stock at $3.12 per share for total proceeds of $1,000,000 and the Company issued warrants to Sun to purchase 397,957 shares of common stock of the Company at the exercise price of $3.67 per share.

The warrants are exercisable upon Sun's approval of lease financing credit lines as follows: (i) 109,029 immediately upon Sun granting a $2 million lease line;
(ii) 109,029 upon Sun extending the lease line to $4 million; (iii) 109,029 upon Sun extending the lease line to $6 million; and (iv) 70,870 upon Sun extending the lease line to $7.3 million. As at September 30, 2000, Sun had approved the initial $2 million lease financing line, resulting in the first 109,029 warrants being exercisable. The Company has drawn approximately $300,000 on this lease credit line.

Alternatively to exercising the warrants, Sun may convert the outstanding warrants into the number of shares of common stock of the Company equal to the intrinsic value of the converted warrants (the difference between the market value of the Company's common stock at the time of conversion less the $3.67 warrant exercise price multiplied by the number of converted warrants) divided by the market value of one share of the Company's common stock at the time of conversion. The warrants expire on September 14, 2005.

The warrants have been valued in the accounts at $696,425 (based on a volatility factor of 1.440, an expected life of two years, an expected dividend rate of 0% and a risk-free interest rate of 6.56%) and have been recorded as deferred compensation, which will be revealed each reporting period until the approval of the lease lines by Sun and amortized to income in proportion to the utilization and draw down of the lease lines by the Company.

Also pursuant to the September 14, 2000 agreement, Sun is obligated to purchase a further $1 million of the Company's common stock in September 2001 at a price equal to 85% of the lessor of the market value of the Company's stock on the date prior to the closing and the average market price of the Company's stock on the 10 days preceding the closing. Pursuant to the agreement the closing of this placement is contingent upon (i) the Company meeting or exceeding certain revenue and pre-tax income targets; (ii) the market value of the Company's common stock exceeding 1.5 times the price of the initial closing at the time of the second closing; and (iii) the Company purchasing at least $5 million of Sun's products or services prior to the closing, including any purchases made pursuant to the lease line. There is no assurance that these conditions will be met.

As a condition of the investment of the initial $1 million by Sun, the Company commits to purchase $20 million worth of Sun products and technologies, including purchases made pursuant to the lease line, and shall not purchase products and technologies that are available from Sun from other companies over the ensuing two year period or over any extended period, if applicable, until the purchase commitment is met. Should Sun not invest the second $1 million contemplated above, the Company's obligation shall be reduced to $10 million.


Alleged breach of contract

On or about July 12, 2000, claims were filed against i360 in a Colorado Court alleging breach of contract by i360 in connection with two alleged contracts concerning the distribution of i360's service offering. The claim was for an indeterminate amount of damages. One of the alleged contracts consists of two letters signed by the claimant and countersigned by the Company, while the second alleged contract is not in writing. The Company has filed motions requesting a stay and/or transfer of the action to Arizona, but has not yet filed a defence to this action. The claimant has contested the transfer of the claim to Arizona and during November 2000 a local Colorado magistrate ordered discoveries to begin. Management believes that the claims are without merit and has valid defences to the claims and intends to defend them vigorously. In addition, management believes that the results of this matter will not have a material adverse impact on the Company, although an unfavourable decision could have a material adverse affect on the Company's business, financial condition and results of operation. No provision has been made in the accounts in respect of this claim.

Alleged wrongful dismissal and negligent misrepresentation

In October 2000, a former employee of the Company filed a legal action against the Company and certain of its directors and officers alleging wrongful dismissal and negligent misrepresentation. The claimant is seeking wrongful dismissal damages of Cdn$50,000.00 (approximately US$ 32,500 at November 13,
2000), damages for "loss of opportunity" Cdn$1,000,000.00 (approximately US$ 650,000 at November 13, 2000), punitive damages of Cdn$50,000.00 (approximately US$ 32,500 at November 13, 2000), unspecified "special damages", together with interest and costs. The Plaintiff's employment was terminated on July 28, 2000 and seeks six months' severance. A statement of defence has not yet been prepared by the Company. Management believes that it has a valid defence to the claim and intends to defend it vigorously. In addition, management believes that the results of this matter will not have a material adverse impact on the Company, although an unfavorable decision could have a material adverse affect on the Company's business, financial condition and results of operation. No provision has been made in the accounts in respect of this claim.


9. SUBSEQUENT EVENTS

On November 7, 2000, the Company entered into a securities purchase agreement for the sale of $2,500,000 aggregate principal amount of the Company's convertible subordinated debentures due 2003 and warrants to purchase an aggregate of 250,000 shares of the Company's common stock at an exercise price of $2.00 per share to one investor for a purchase price of $2,500,000 (the "Financing"). The Company closed on the sale of $1,000,000 aggregate principal amount of such debentures and warrants to purchase 100,000 shares of Common Stock to such investor on November 7, 2000 and received proceeds of $1,000,000. The balance of $1,500,000 of gross proceeds ($1,350,000 net proceeds after the placement agent's commissions) is to be received in two tranches, (i) $750,000 gross proceeds ($645,000 net proceeds) on December 1, 2000 for the sale of $750,000 aggregate principal amount of such debentures and warrants to purchase 75,000 shares of Common Stock, and (ii) $750,000 gross proceeds ($705,000 net proceeds) on January 2, 2001 for the balance of such debentures and warrants. The closing of these two tranches is conditioned on the closing bid price of the Company's common stock not being below $0.50 for three consecutive days on which the NASDAQ stock market is open for trading subsequent to November 7, 2000. No assurance can be made that these additional two tranches will close. The debentures are convertible into the Company's common stock at a conversion price equal to the lower of (i) U.S.$1.50 per share of common stock or (ii) 80% of the average of the three lowest closing bid prices of the Company's common stock for the 30 days immediately preceding the conversion date, unless at the conversion date the common stock is not listed and posted for trading on a recognized stock exchange or quotation system, in which case the conversion price shall be U.S.$1.50.


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

The consolidated financial statements are the continuing financial statements of Virtual Performance Systems Inc. ("VPS") (a development stage company), an
Ontario corporation which was incorporated on July 29, 1997. VPS had a 100% interest in, and subsequently amalgamated with, Cheltenham Technologies Corporation, an Ontario corporation. VPS had a 100% interest in Cheltenham Interactive Corporation ("Cheltenham Interactive"), an inactive Ontario corporation, and Cheltenham Technologies (Bermuda) Corporation ("Cheltenham Bermuda"), a Barbados corporation, which owns certain intellectual properties. On January 29, 1999, VPS acquired the net assets of InfoCast Corporation (formerly Grant Reserve Corporation) ("InfoCast"), a United States non-operating company traded on the NASDAQ OTC Bulletin Board which had a 100% interest in InfoCast Canada Corporation ("InfoCast Canada"). After the acquisition, VPS continued under the name of InfoCast Corporation. On May 13, 1999, InfoCast Canada acquired a 100% interest in Homebase Worksolutions Ltd. ("Homebase"). VPS, Cheltenham Interactive and Cheltenham Bermuda were amalgamated into InfoCast Canada on March 31, 2000. On August 15, 2000, InfoCast acquired a 100% interest in i360 inc. ("i360") at which time i360 merged with InfoCast and became a division of InfoCast. InfoCast, InfoCast Canada, Homebase and i360 are collectively referred to as the "Company". The Company is a development stage technology company that has developed the infrastructure to enable the Company to host both their own customized and third party software applications that can be accessed remotely by businesses and their employees.

The following discussion should be read in conjunction with the Company's unaudited historical interim financial statements and notes thereto included elsewhere in this quarterly report.

Overview

We are an emerging company that has developed the infrastructure to enable us to host both our own customized and third party software applications that can be accessed remotely by businesses and their employees. This infrastructure consists of computer hardware purchased from third parties; software applications; and communication connections over private and public networks, including the Internet. We are now entering the commercialization phase and plan to provide our customers with access to our infrastructure and hosted applications on a per use basis. Companies providing such services have recently come to be known as application service providers or "ASPs."

We have incurred operating losses since our inception in July 1997. We have had limited sales of our products and services on a commercial basis. We have sustained ourselves through the sale of our common stock, convertible debt and warrants to purchase common stock in a series of private placements, and through shareholder loans. We believe that our existing cash, expected limited cash collections from sales of products and services as well the net proceeds of approximately $2,340,000 received and expected to be received in the future from the sale of $2,500,000 aggregate principal amount of the Company's convertible subordinated debentures and warrants to purchase 250,000 shares of the Company's common stock (see Liquidity and Capital Resources" elsewhere on this report), of which $1 million has already been received, will be sufficient to fund our cash requirements to January 31, 2001, but in the event the second and the third tranches of such debenture financing do not close, our assumptions change or prove to be inaccurate (due to unanticipated expenses, delays, problems, difficulties or otherwise), we will need additional financing proceeds prior to January 31, 2001. We are dependent on the proceeds of additional financings to implement our business plan and to finance our working capital requirements. We may determine, depending upon the opportunities available to us, to seek additional debt or equity financing to fund the additional costs of implementing our business plan and for working capital requirements. To the extent that we incur indebtedness or issue debt securities, we will be subject to risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. We have no current arrangements with respect to, or sources of, additional financing. There can be no assurance that additional financing will be available to us on commercially reasonable terms or at all. If we are unable to obtain additional financing by January 2001, or sooner if required, our ability to meet our current obligations and current plans to develop our business will be materially adversely affected.

Results of Operations

Six months ended September 30, 2000 vs. six months ended September 30, 1999

Revenue increased from zero for the six months ended September 30, 1999 to $689,473 for the six months ended September 30, 2000 as we began to earn hosting revenues and hosting related consulting services during the period ended September 30, 2000. Also, included in the revenue for the six month period ended September 30, 2000 is $259,011 for subscription services and portal development services from our newly acquired Community Division (formerly i360 inc.). Subscription revenues were included from August 15, 2000 (date of acquisition) to September 30, 2000.

Consulting revenue increased from zero for the six months ended September, 1999 to $304,080 for the six months ended September 30, 2000 as the Company performed some ASP hosting related consulting services.

Distance Learning revenue increased from zero for the six months ended September, 1999 to $7,789 for the six months ended September 30, 2000 as the Company started delivering courses through online and electronic media.

Hosting revenue increased from zero for the six months ended September, 1999 to $88,794 for the six months ended September 30, 2000 as the Company started to generate hosting related services.

Subscription services revenue increased from zero for the six months ended September, 1999 to $259,011 for the six months ended September 30, 2000 through our newly acquired Community division performing Internet Service Provider ("ISP") related services. Subscription revenues were included from August 15, 2000 (date of acquisition of i360) to September 30, 2000.

Miscellaneous revenue increased from zero for the six months ended September 30, 1999 to $29,799 for the six months ended September 30, 2000. This increase is primarily due to revenue received from a customer related to contract management and some portal development services.

Interest income increased from $58,464 for the six months ended September 30, 1999 to $83,186 for the six months ended September 30, 2000. The proceeds received from the private placements in 1999 and 2000 were invested in short term deposits which generated interest income for us during the six months ended September 30, 2000, consistent with our investment policy.

General, administrative and selling expenses increased from $4,023,321 for the six months ended September 30, 1999 to $5,474,948 for the six months ended September 30, 2000. The Company recorded approximately $849,000 as expenses directly related to revenue in the six-month period ended September 30, 2000 compared to nil for the same period ended September 30, 1999. There was a reduction in consulting expenses from approximately $1,596,000 (19 consultants) for the six months ended September 30, 1999 to $360,594 (8 consultants) for the six months ended September 30, 2000. The Company incurred expenses of approximately $284,000 related to compensation paid to HomeBase Work Solutions officers for the six months ended September 30, 1999 with no comparative expense in the six-month period ending September 30, 2000. Excluding the recently acquired (August 15, 2000) Community division, the Company had nine more employees involved in general, administrative and selling functions in the six month period ended September 30, 2000 than for the same period ended September 30, 1999, resulting in approximately $780,000 increase in expenses. An increase of approximately $1,068,000 in the six months period ended September 30, 2000 over the same period last year was due to the addition of the newly acquired Community division effective August 15, 2000.

Stock option compensation expense decreased from $9,506,548 for the six months ended September 30, 1999 to $819,461 for the six months ended September 30, 2000. This decrease is mainly due to a lower number of unvested stock options outstanding during the six months ended September 30, 2000 compared to the same period last year and the large intrinsic value resulting from stock options granted under the Company's 1998 stock option plan that was amortized to income during the six-month period ended September 30, 1999.

Research and development expenses decreased from $1,783,346 for the six months ended September 30, 1999 to $312,709 for the six months ended September 30, 2000. The Company incurred expenses of approximately $715,000 in the six-month period ended September 30, 1999 from the write off of advances made to Applied Courseware Technology Inc. ("ACT") which had been used to fund development expenses related to the electronic conversion of courseware. In addition, approximately $500,000 R&D expenses was incurred by HomeBase for the six month period ended September 30, 1999 compared to nil in the six month period ended September 30, 2000.

Interest and loan fees increased from zero for the six months ended September 30, 1999 to $1,748,410 for the six months ended September 30, 2000. The convertible subordinated debentures that were issued in April, 2000 and in June, 2000 have a conversion feature that was in-the-money and exercisable at the dates of issuance resulting in the intrinsic value of the feature of $1,455,933 being charged to interest expense at the time the debentures were issued. The balance relates to interest recorded on capital leases and convertible debt.

Amortization expenses increased from $1,863,286 for the six months ended September 30, 1999 to $4,637,295 for the six months ended September 30, 2000. The variance is due to the amortization period (6 months in the six month period ended September 30, 2000 compared to 4.5 months in the same period ended September 30, 1999) of the acquired intellectual property and goodwill resulting from the acquisition of HomeBase Work Solutions on May 13, 1999. In addition, in the six month period ended September 30, 2000, we amortized approximately $2,099,000 of the completed technology and goodwill acquired through the acquisition of i360 inc. on August 15, 2000.

Depreciation expenses increased from $29,908 for the six months ended September 30, 1999 to $435,175 for the six months ended September 30, 2000. The increase is due to the increase in depreciable asset base for the six-month period ended September 30, 2000 compared to the six-month period ended September 30, 1999.

Loss on sale of marketable equity investment was $1,803,580 for the six-month period ended September 30, 2000 compared to nil for the same period last year due to the sale of 100,500 common shares of a publicly traded company.

Unrealized loss on marketable equity investment and reclassification adjustment from sale of marketable equity investment of $224,083 in the six months ended September 30, 2000 was due to the writedown of the remaining 29,500 common shares of the publicly traded company, held as short term investment, to its market value of $438,813 as at September 30, 2000 and the reclassification of previous unrealized losses recorded in the comprehensive loss to realized loss charged to income in respect the sale of 100,500 shares of the marketable equity investment.


Liquidity and Capital Resources

Inception to September 30, 2000

At September 30, 2000, we had cash and cash equivalents of $1,518,196 and a negative working capital of $416,750. We have started generating limited revenues.

In February 2000 we issued 500,000 shares of Common Stock in a private placement for which we received 150,000 shares of restricted Common Stock of another publicly traded company as consideration, of which we retained 130,000 shares after commissions. During the six month period ended September 30, 2000, the restriction on all 130,000 shares was lifted, of which we sold 100,500 shares during the same period for proceeds of $1,446,802. At September 30, 2000, the balance of 29,500 shares had a market value of $438,813 and is included in the above working capital. At November 10, 2000, the market value of this marketable equity investment was approximately $138,000.

Prior to March 31, 2000, we raised cash proceeds of $14,221,231, net of share issue costs, from a series of private placements of the Company's common stock.

Prior to March 31, 2000, we raised cash proceeds of $3,225,000, net of commissions, from issuance of convertible subordinated debentures. In April 2000, we issued an additional 2,500 units of convertible subordinated debentures at $1,000 per unit for proceeds of $2,325,000, net of commissions. In June 2000, we issued additional 960 units of convertible subordinated debentures at $1,000 per unit for proceeds of $808,600 net of commissions. The proceeds from these issues are included in our cash position as at September 30, 2000.

On  September  14,  2000,  the  Company  entered  into  an  agreement  with  Sun
Microsystems Inc. ("Sun"), in which Sun purchased 320,674 shares of the Company's common stock at $3.12 per share for total proceeds of $1,000,000 on September 14, 2000 (the proceeds from this issue are included in our cash position as at September 30, 2000) and in which the Company issued warrants to purchase 397,957 common shares at the exercise price of $3.67 per share to Sun. As at September 30, 2000, these warrants were valued at $696,428 (based on a volatility factor of 1.440, an expected life of two years, an expected dividend rate of 0% and a risk-free interest rate of 6.56%), which has been recorded as deferred compensation. These warrants are exercisable proportionately, at various times triggered by Sun's approval of various lease financing credit lines (to be applied to the purchase of Sun's products by the Company), up to an aggregate master lease financing line of $7.3million. To date, Sun has approved $2.0million lease financing line, resulting in 109,029 warrants of the 397,957 warrants issued exercisable immediately at $3.67 per share. Also pursuant to the September 14, 2000 agreement, Sun is obligated to purchase a further $1 million of the Company's common stock in September 2001 at a price equal to 85% of the lessor of the market value of the Company's stock on the date prior to the closing and the average market price of the Company's stock for the 10 days preceding the closing. Pursuant to the agreement, the closing of this placement is contingent upon (i) the Company meeting or exceeding certain revenue and pre-tax income targets; (ii) the market value of the Company's common stock exceeding 1.5 times the price of initial closing, at the time of the second closing; and (iii) the Company purchasing at least $5 million of Sun's products or services prior to the closing, including any purchases made pursuant to the lease line. There is no assurance that these conditions will be met. As a condition of the investment of the initial $1 million by Sun, the Company commits to purchase $20 million worth of Sun products and technologies, including purchases made pursuant to the lease line, and shall not purchase products and technologies that are available from Sun from other companies over the ensuing two year period or over any extended period, if applicable, until the purchase commitment is met. Should Sun not invest the second $1 million contemplated above, the Company's obligation shall be reduced to $10 million.

From our inception through to September 30, 2000, we have used approximately $15,695,000 for operating activities before changes in non-cash working capital balances mainly as a result of general, administrative and selling and research and development expenditures, net of revenues. We used a further $2,700,000 for the purchase of capital assets, $2,975,000 on the purchase of distribution rights, $481,000 on the acquisition costs of i360 and $256,000 in a joint venture.

On November 7, 2000, the Company entered into a securities purchase agreement for the sale of $2,500,000 aggregate principal amount of the Company's convertible subordinated debentures due 2003 and warrants to purchase an aggregate of 250,000 shares of the Company's common stock at an exercise price of $2.00 per share to one investor for a purchase price of $2,500,000 (the "Financing"). The Company closed on the sale of $1,000,000 aggregate principal amount of such debentures and warrants to purchase 100,000 shares of Common Stock to such investor on November 7, 2000 and received proceeds of $1,000,000. The balance of $1,500,000 of gross proceeds ($1,350,000 net proceeds after the placement agent's commissions) is to be received in two tranches, (i) $750,000 gross proceeds ($645,000 net proceeds) on December 1, 2000 for the sale of $750,000 aggregate principal amount of such debentures and warrants to purchase 75,000 shares of Common Stock, and (ii) $750,000 gross proceeds ($705,000 net proceeds) on January 2, 2001 for the balance of such debentures and warrants. The closing of these two tranches is conditioned on the closing bid price of the Company's common stock not being below $0.50 for three consecutive days on which the NASDAQ stock market is open for trading subsequent to November 7, 2000. No assurance can be made that these additional two tranches will close. The debentures are convertible into the Company's Common Stock at a conversion price equal to the lower of (i) U.S.$1.50 per share of common stock or (ii) 80% of the average of the three lowest closing bid prices of the Company's common stock for the 30 days immediately preceding the conversion date, unless at the conversion date the common stock is not listed and posted for trading on a recognized stock exchange or quotation system, in which case the conversion price shall be U.S.$1.50.


We expect to use our existing cash and cash equivalents for working capital and general corporate requirements and to deploy our hosting products and services and to deploy and enhance our Contact, e-Learning and Community (formerly i360 Inc.) applications products and services. We believe that our existing cash, expected limited cash collections from sales of products and services as well the proceeds received and expected to be received in the future from the debenture Financing, will be sufficient to fund our cash requirements to January 31, 2001, but in the event the second and the third tranches of the financing do not close, our assumptions change or prove to be inaccurate (due to unanticipated expenses, delays problems, difficulties or otherwise), we will need additional financing proceeds prior to January 31, 2001. We are dependent on the proceeds of additional financings to implement our business plan and to finance our working capital requirements. We may determine, depending upon the opportunities available to us, to seek additional debt or equity financing to fund the additional costs of implementing our business plan and for working capital requirements. To the extent that we incur indebtedness or issue debt securities, we will be subject to risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. We have no current arrangements with respect to, or sources of, additional financing. There can be no assurance that additional financing will be available to us on commercially reasonable terms or at all. If we are unable to obtain additional financing by January 2001, or sooner if required, our ability to meet our current obligations and current plans to develop our business will be materially adversely affected.

We have experienced approximately six months of delays in securing anticipated sales channels for the Company's Contact and e-Learning solution products. Additionally, the Community division's subscriber base has grown at a slower rate than anticipated. Anticipating the signing of distribution agreements and the anticipated increased rate of our Community product subscribers, we have delayed the reduction of expenses, mostly personnel related, which personnel will be required on the execution of these agreements and as a result of the increased subscribers. We believe that the distribution agreements will be concluded and that the community subscriber base will continue to increase although no assurances can be made that such agreements will be concluded or that the subscriber base will increase.


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

The Company currently holds 29,500 shares of common stock of another publicly traded corporation. The market value of these shares is subject to fluctuation on the stock market on which these shares trade and which may adversely affect the potential proceeds when these shares are sold.

The Company issued convertible subordinated debentures in March, April and June and November 2000, in the amount of $7.96 million, which pay interest at a fixed rate of 7%. The Company is exposed to changes in interest rates as it affects the value of the debt and the Company's relative cost of capital.

While the Company seeks to place its cash and cash equivalents with high credit-quality financial institutions, the Company is still exposed to credit risk for uninsured amounts held by such institutions.

New Accounting Pronouncements

The Financial Accounting Standards Board issued Statement on Financial Accounting Standards (SFAS) No.133, Accounting for Derivatives Instruments and Hedging Activities in 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company must adopt SFAS No. 133 in 2001. The Company does not believe the adoption of SFAS No. 133 will have a material effect on the financial position or results of operations of the Company.

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


Part II:    OTHER INFORMATION

Item 1.     Legal Proceedings

In April 2000, i360 inc., an entity acquired by the Company in August 2000, received a demand from Mr. and Mrs. Joseph Lemoine. Mr. and Mrs. Lemoine are the principals of an entity called Hope International Outreach. They have alleged that i360 breached two distinct contracts with them. One of the contracts is alleged to consist of two letters, dated September and October 1999, respectively, signed by the Lemoines and countersigned by i360 relating to a potential business arrangement whereby i360 would provide certain Internet services for Hope International in return for Hope International providing potential customers for the Internet services. The second alleged contract is not in writing but allegedly relates to a potential business arrangement whereby i360 would provide certain Internet services to establish on-line e-commerce website for Hope International in return for certain payments from Hope International. In June 2000, i360 inc. filed a declaratory action against Hope International Outreach, Inc. d/b/a Hope International, in the Tucson, Arizona United States District Court seeking to have the court rule that no enforceable contracts existed. The lawsuit was served on Hope International Outreach's registered agent, Joseph Lemoine, Jr., on September 19, 2000. Hope International has filed a motion to transfer and consolidate this Tucson action with the Colorado action described below. InfoCast expects to file its Response in opposition to such motion on or before November 20, 2000. No other deadlines have been set by the court.

On or about July 12, 2000, Hope International Outreach and Joseph and Diane Lemoine, individually, filed a lawsuit against i360 Inc. in Colorado State court with respect to the above-described alleged contract breaches. Such suit claims an unspecified amount of damages. On September 14, 2000, the Company's Colorado counsel removed the lawsuit to United States District Court for the District of Colorado on the basis of diversity. InfoCast has filed motions with the United States District Court for the District of Colorado requesting a stay and/or transfer of the Colorado action to Arizona. InfoCast has not yet filed an Answer in this action, but on or about November 7, 2000, a local magistrate ordered discovery to begin. InfoCast's Rule 26 disclosures (disclosures to identify, among other things, relevant witnesses) were filed on November 14, 2000. All written discovery must be served by February 28, 2001. Hope International Outreach must designate experts by February 28, 2001 and InfoCast must counter-designate by March 16, 2001. All discoveries, including expert discovery, must be completed by April 30, 2001. May 20, 2001 has been set as the date for dispositive motions to be filed. A date for oral argument, if any, has not been set. The Company believes that it has valid defenses to the claims advanced by the Lemoines and Hope International Outreach. The Company intends to vigorously defend the action. An unfavorable decision could have a material adverse effect on the business, financial condition and results of operations of the Company.

On October 30, 2000, Kristin Charlton, a former employee filed a legal action against the Company's subsidiary, InfoCast Canada Corporation, and its directors in the Ontario, Canada Superior Court of Justice, alleging wrongful dismissal/negligent misrepresentation. The Plaintiff is seeking wrongful dismissal damages of Cdn$50,000.00 (approximately US$ 32,500 at November 13,
2000), damages for "loss of opportunity" Cdn$1,000,000.00 (approximately US$ 650,000 at November 13, 2000), punitive damages of Cdn$50,000.00 (approximately US$ 32,500 at November 13, 2000), unspecified "special damages", together with interest and costs. The Statement of Claim having recently been served, a Statement of Defence has not yet been prepared. The Company believes it has valid defenses to the claims advanced by Ms. Charlton. The Company intends to vigorously defend the action. An unfavorable decision could have a material adverse effect on the business, financial condition and results of operations of the Company.


The Company is not currently involved in any other material legal proceedings. From time to time, however, the Company may be subject to claims and lawsuits arising in the normal course of business.

Item 2.  Changes in Securities and Use of Proceeds

Sale of Unregistered Securities

The following unregistered securities were issued by the Company during the quarter ended September 30, 2000:


                                                   Number of Shares        Offering/
Date of               Description of               Sold/Issued/Subject     Exercise
Sale/Issuance         Securities Issued            To Options or Warrants  Price Per Share     Notes
-----------------     --------------------          ---------------------  ---------------     -----


July 2000               Common Shares                          95,000                          Exchange of InfoCast Canada
                                                                                               exchangeable Shares into InfoCast
                                                                                               shares

August 2000             Common Shares                         517,000                          Exchange of InfoCast Canada
                                                                                               exchangeable Shares into InfoCast
                                                                                               shares

August 2000             Options                             1,127,476          $4.00           Granted to i360 employees in
                                                                                               exchange for i360 options (i360
                                                                                               inc. acquisition)

August 2000             Warrants                            4,328,625          $0.33           Issued to i360 employees in
                        Warrants                               87,375          $3.18           exchange for i360 options (i360
                        Warrants                                4,125          $4.00           inc. acquisition)

August 2000             Common Shares                       7,583,976                          Exchange of i360 Inc.
                                                                                               Shares for InfoCast shares
                                                                                               (acquisition of i360 inc.)
September 2000          Common Shares                          40,800                          Exchange of InfoCast Canada
                                                                                               exchangeable Shares into InfoCast
                                                                                               shares

September 2000          Common Shares                         320,674          $3.12           Private placement -Sun Microsystems

September 2000          Warrants                              397,957          $3.67            Issue to Sun Microsystems for Lease
                                                                                                Line credit facility.

The issuance of these securities is claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. There were no underwriting discounts or commissions paid in connection with the issuance of any of these securities.


Item 4.     Submission of matters to a Vote of Security Holders

During the quarter ended September 30, 2000, the following actions were taken by stockholders at a special meeting of stockholders held on August 14, 2000:


Action Taken                        No. of shares           No. of shares         No. of shares   Date of
                                    Approving Action        against Action        Abstained       Approval
                                    Taken                   taken
-----------                         ---------------         -------------         ----------      -------

1.    Approving the merger
      of i360 inc. with and
      Into the Company              11,647,751              27,400                    2,920       Aug 14, 2000

2.    Approving the 2000
      Stock Option Plan             11,578,965              70,175                   28,931       Aug 14, 2000



Item 6.  Exhibits and Reports on Form 8-K

            (a) Exhibits
                4.1 Warrant to purchase 397,957 shares of Common Stock dated September 14, 2000 to Sun Microsystems Inc.
                4.2 Warrant to purchase 100,000 shares of Common Stock dated November 7, 2000 to CALP II LP.
               10.1 Stock Purchase Agreement dated September 14, 2000 between the Company and Sun Microsystems Inc.
               10.2 Registration Rights Agreement dated September 14, 2000 between the Company and Sun Microsystems Inc.
               10.3    Lease Line with Sun Microsystems Inc.
               10.4 Securities Purchase Agreement dated November 7, 2000 by and between the Company and CALP II LP.
               10.5    Debenture dated November 7, 2000 to CALP II LP.

               27.1       Financial Data Schedule

            (b) Reports on Form 8-K:  None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended,the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             InfoCast Corporation




Date: November 16, 2000                      By: /s/Herve Seguin
                                                 ----------------------------
                                                 Herve Seguin
                                                 Chief Financial Officer
                                                 (Duly Authorized Officer
                                                 and Principal
                                                 Financial Officer)