Form 10-Q
period 2000-12-31
INFOCAST CORP /NV
filed 2001-02-20
CIK 1093682

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                       ----------------------------------
                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 2000

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


The number of shares outstanding of each of the issuer's classes of common stock at December 31, 2000:


         Class                                   Number of Shares Outstanding
         -----                                   ----------------------------
         Common Stock, $0.001 par value          33,229,706

                              INFOCAST CORPORATION


                                      INDEX


PART I. FINANCIAL INFORMATION                                                3

Item 1.  Financial Statements.                                               3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                               20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         29


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.                                                 30

Item 2.  Changes in Securities and Use of Proceeds.                         31

Item 6.  Exhibits and Reports on Form 8-K.                                  32


Signatures                                                                  32

PART I.                 FINANCIAL INFORMATION

Item 1.                 Financial Statements.



InfoCast Corporation
[formerly Virtual Performance Systems Inc.]  [a development stage company]

                           CONSOLIDATED BALANCE SHEETS
                            [U.S. dollars, U.S. GAAP]
                                    Unaudited


                                                                                  As of              As of
                                                                          December 31, 2000    March 31, 2000
-------------------------------------------------------------------------------------------------------------
ASSETS
Current
Cash and cash equivalents                                                         249,469          3,637,931
Marketable equity investment  [note 3]                                                  -          3,900,000
Accounts receivable                                                               545,138            275,283
Prepaid expenses and other                                                        349,835            324,835
------------------------------------------------------------------------------------------------------------
Total current assets                                                            1,144,442          8,138,049
------------------------------------------------------------------------------------------------------------
Joint venture investment [note 7]                                                       -
Deferred convertible debt issuance costs, net [note 6]                          1,297,842            604,583
Capital assets, net                                                             2,511,804          3,152,983
Goodwill, net                                                                           -          4,812,380
Distribution and licensing rights, net [note 4]                                 2,627,917          2,975,000
Intellectual property, net                                                              -         14,886,486
Other Assets                                                                       48,212
------------------------------------------------------------------------------------------------------------
                                                                                7,630,217         34,569,481
============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities                                        3,898,929          1,834,930
Deferred Revenue                                                                   65,129
Current portion of obligations under capital leases                               754,563            479,813
------------------------------------------------------------------------------------------------------------
Total current liabilities                                                       4,718,621          2,314,743
============================================================================================================
Long-term
Convertible debenture [note 6]                                                  8,210,000          3,500,000
Obligations  under capital leases                                                 596,750            802,836
Deferred income taxes                                                                   -          5,656,895
------------------------------------------------------------------------------------------------------------
Total long-term liabilities                                                     8,806,750          9,959,731
------------------------------------------------------------------------------------------------------------
Total  liabilities                                                             13,525,371         12,274,474
============================================================================================================
Stockholders' equity
Common stock (100,000,000 authorized and 33,229,706 issued
     and outstanding at December 31, 2000, 24,571,336 at March 31,  2000)          38,511             23,071
Additional paid-in capital                                                    117,731,740         57,933,723
Deferred compensation                                                            (529,429)        (1,677,491)
Warrants                                                                        2,619,192          1,007,875
Accumulated other comprehensive loss                                              (93,965)          (237,033)
Accumulated development stage deficit                                        (125,661,203)       (34,755,138)
------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                     (5,895,154)        22,295,007
------------------------------------------------------------------------------------------------------------
                                                                                7,630,217         34,569,481
============================================================================================================

InfoCast Corporation
[formerly Virtual Performance Systems Inc.]  [a development stage company]
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                            [U.S. dollars, U.S. GAAP]
                                    Unaudited

                                                                                                                  Cumulative
                                                     Three months   Three months   Nine months     Nine months        from
                                                        ended          ended          ended           ended       inception to
                                                     December 31,   December 31,   December 31,     December 31,   December 31,
                                                        2000           1999            2000            1999           2000
-------------------------------------------------------------------------------------------------------------------------------
REVENUE
Consulting income                                      255,641        127,183          559,721        127,183        659,078
Distance Learning revenue                               21,265              -           29,054              -         68,766
Hosting income                                          92,402              -          181,196              -        232,556
Subscription Revenue                                   474,827              -          733,838              -        733,838
Miscellaneous income                                    33,141         22,602           62,940         22,602        225,219
----------------------------------------------------------------------------------------------------------------------------
                                                       877,276        149,785        1,566,749        149,785      1,919,457
----------------------------------------------------------------------------------------------------------------------------
EXPENSES
General, administrative and selling,
  excluding stock option compensation                4,762,764      1,553,916       10,237,712      5,577,237     18,687,430
Stock option compensation  [note 5]                    121,229      2,397,510          940,690     11,904,058     16,549,536
Research and development, excluding
  stock option compensation                          1,573,693      1,819,873        1,886,402      3,603,219      7,375,018
Loss on writedown of assets [note 6]                93,319,386              -       93,319,386              -     93,319,386
Amortization                                         5,449,137      1,211,044       10,086,432      3,074,330     14,405,756
Depreciation                                           525,083        180,997          960,258        210,905      1,465,460
----------------------------------------------------------------------------------------------------------------------------
                                                   105,751,292      7,163,340      117,430,880     24,369,749    151,802,582
----------------------------------------------------------------------------------------------------------------------------
Loss from operations before the following         (104,874,016)    (7,013,555)    (115,864,131)   (24,219,964)  (149,883,129)
Interest income                                          7,593         49,898           90,779        108,362        227,314
Loss on sale of marketable equity investment          (820,631)             -       (2,624,211)             -     (2,624,211)
Interest and loan fees [note 6]                       (332,280)             -       (2,080,690)             -     (4,017,734)
Equity in loss of joint venture
  [note 7 and note 9]                                  (84,707)             -          (84,707)             -       (249,443)
----------------------------------------------------------------------------------------------------------------------------
Net loss before income taxes                      (106,104,041)    (6,963,657)    (120,562,960)   (24,111,602)  (156,547,203)
Deferred income taxes                              (28,356,967)      (347,500)     (29,656,895)      (881,605)   (30,886,000)
----------------------------------------------------------------------------------------------------------------------------
Net loss for the period                            (77,747,078)    (6,616,157)     (90,906,065)   (23,229,997)  (125,661,203)
Unrealized loss on short-term equity
  investment and reclassification
  adjustment from sale of marketable
  equity investment                                   (511,583)             -          287,500              -              -
Translation adjustment                                 (66,162)        28,903         (144,432)        77,156        (93,965)
----------------------------------------------------------------------------------------------------------------------------
Comprehensive loss for the period                  (77,301,657)    (6,587,254)     (90,762,997)   (23,152,841)  (125,755,168)
============================================================================================================================

Weighted average number of shares outstanding       32,678,780     22,141,582       28,570,894     22,141,582     14,162,633
============================================================================================================================

Basic and diluted loss per share                       $ (2.38)       $ (0.30)         $ (3.18)       $ (1.05)       $ (8.87)
============================================================================================================================

InfoCast Corporation
[formerly Virtual Performance Systems Inc.]  [a development stage company]
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            [U.S. dollars, U.S. GAAP]
                                    Unaudited

                                                                                                                      Cumulative
                                                                        Nine months ended       Nine months ended    inception to
                                                                          December 31,            December 31,       December 31,
                                                                              2000                    1999                 2000

OPERATING ACTIVITIES
Net loss for the period                                                       (90,906,065)       (23,229,997)        (125,661,203)
Add (deduct) items not affecting cash
     Stock option compensation                                                    940,690         11,904,058           16,549,536
     Common stock issued for services                                              49,000            345,792              499,000
     Warrants issued for services                                                 652,889            615,000            1,433,964
     Common stock issued to Applied Courseware Technology (A.C.T) Inc.                  -                  -            1,337,500
     Write-off in-process research & development                                        -             19,000               19,000
     Write-off Applied Courseware Technology (A.C.T) Inc. loan                          -             98,685               98,685
     Non-cash interest expense                                                  1,769,811                  -            3,683,293
     Equity in loss of joint venture                                                    -                  -              164,736
     Deferred income taxes                                                    (29,656,895)          (881,605)         (30,886,000)
     Deferred Revenue                                                               8,164                  -                8,164
     Loss on sale of marketable equity investment                               2,626,097                  -            2,626,097
     Loss from writedown of assets                                             93,319,386                  -           93,319,386
     Amortization of distribution and licensing rights                            347,083                  -              347,083
     Amortization                                                              10,086,431          3,074,330           14,405,755
     Depreciation                                                                 960,258            210,905            1,465,460
---------------------------------------------------------------------------------------------------------------------------------
                                                                               (9,803,151)        (7,843,832)         (20,589,544)
Changes in non-cash working capital balances
     Accounts receivable                                                          170,196           (125,932)             (46,591)
     Prepaid expenses and other                                                   419,890           (462,799)              96,522
     Accounts payable and accrued liabilities                                     271,135            941,845            1,859,598
     Due from InfoCast [the acquired entity] prior to acquisition                       -                  -              (25,020)
---------------------------------------------------------------------------------------------------------------------------------
Cash used in operating activities                                              (8,941,930)        (7,490,718)         (18,705,035)
---------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
     Purchase of capital assets                                                   256,457         (1,163,891)          (1,885,328)
     Purchase of other assets                                                      22,096                  -               22,096
     Distribution and licensing rights                                                  -         (2,475,000)          (2,975,000)
     Due from Homebase Work Solutions Ltd.                                              -                  -              (99,529)
     Acquisition of Homebase Work Solutions Ltd.                                        -             50,667               50,667
     Acquisition cost - i360 Inc.                                                (480,863)                 -             (480,863)
     Investment in joint venture                                                        -                  -             (171,720)
     Due from Applied Courseware Technology (A.C.T.) Inc.                               -                  -             (139,299)
     Cash advance to i360 [the acquired entity] prior to acquisition           (1,131,682)                 -           (1,131,682)
     Repayment of capital lease obligations                                      (271,123)                 -             (484,931)
     Cash proceeds from sale of marketable equity investment                    1,561,203                  -            1,561,203
     Acquisition of InfoCast Corporation                                                -                  -                   87
---------------------------------------------------------------------------------------------------------------------------------
Cash used in investing activities                                                 (43,912)        (3,588,224)          (5,934,299)
---------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Increase in note payable to InfoCast [the acquired entity]                         -                  -              250,000
     Increase (decrease)  in due to related parties                                     -           (157,270)             (49,004)
     Receipt of short-term unsecured loan                                               -                  -              470,000
     Payment of short-term unsecured loan                                               -                  -             (470,000)
     Cash advance from InfoCast [the acquired entity] prior to acquisition              -                  -              146,900
     Cash proceeds from convertible debentures, net                             4,761,565                  -            7,986,565
     Cash proceeds from issuance of share capital, net                            980,047         10,970,537           16,458,510
---------------------------------------------------------------------------------------------------------------------------------
Cash provided by financing activities                                           5,741,612         10,813,267           24,792,971
---------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease)  in cash during the period                             (3,244,230)          (265,675)             353,637
Effects of foreign exchange rates change on cash balances                        (144,232)            66,332             (104,168)
Cash & cash equivalents, beginning of period                                    3,637,931          3,092,445                    -
---------------------------------------------------------------------------------------------------------------------------------
Cash & cash equivalents, end  of period                                           249,469          2,893,102              249,469
---------------------------------------------------------------------------------------------------------------------------------
Supplemental cash flow information
Interest and lending fees paid during the period                                  310,879                  -              334,441
Capital lease obligation assumed during the period                                379,117          1,404,136            1,829,682
Fair value acquisitions acquired through common stock, stock options and                -                  -                    -
warrant issuance                                                               60,000,000         17,000,000           77,307,688
=================================================================================================================================

InfoCast Corporation
[formerly Virtual Performance Systems Inc.]  [a development stage company]

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            [U.S. dollars, U.S. GAAP]
                                    Unaudited


                                                                                       Common Stock         Additional
                                                                       Common           Issued and           Paid-in       Deferred
                                                                       Shares          outstanding           Capital    Compensation
                                                                         #                  $                   $             $
                                                                       -------------------------------------------------------------

Outstanding as of March 31, 2000                                        24,571,336          23,071       57,933,723    (1,677,491)
Common shares issued upon acquisition of i360                            7,583,976           7,584       34,474,859          --
Stock options and merger warrants issued upon acquisition of i360             --              --         22,171,662          --
Common shares issued for cash                                              320,674             321          999,679          --
Common shares issued upon conversion of debenture                          753,720           7,535          459,881          --
Common shares issued for consulting services                                  --              --            196,000      (147,000)
Share issuance costs - cash                                                   --              --            (19,953)         --
Issuance of warrants (Note 8)                                                 --              --               --         (49,118)
Intrinsic value of  merger warrants issued upon acquisition of i360           --              --            209,314      (209,314)
Issuance of convertible debentures with warrants                              --              --          1,926,288          --
Warrants issued for consulting services                                       --              --               --        (214,500)
Adjustments resulting from revaluation of stock options                       --              --           (710,912)      710,912
granted to consultants                                                        --              --               --            --
Adjustments resulting from repricing of stock options                         --              --             81,200       (81,200)
granted to consultants in previous periods
Adjustments resulting from revaluation of warrants                            --              --               --         207,591
granted to consultants
Granting of stock options                                                     --              --             73,599       (73,599)
Cancellation of stock options                                                 --              --            (63,600)       63,600
Amortization of deferred compensation                                         --              --               --         940,690
Net loss for the period                                                       --              --               --            --
Unrealized loss on marketable equity investment and reclassification
on sale of marketable equity investment                                       --              --               --            --
Translation adjustment                                                        --              --               --            --
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding as of December 31, 2000                                     33,229,706          38,511      117,731,740      (529,429)
===================================================================================================================================


                                                                                 Accumulated other    Accumulated      Total
                                                                                   Comprehensive      development   Stockholders'
                                                                       Warrants        loss          Stage deficit    Equity
                                                                           $             $                 $             $
                                                                      -------------------------------------------------------------

Outstanding as of March 31, 2000                                      1,007,875       (237,033)      (34,755,138)    22,295,007
Common shares issued for acquisition of i360                                  -              -                 -     34,482,443
Stock options and merger warrants issued upon acquisition of i360             -              -                 -     22,171,662
Common shares issued for cash                                                 -              -                 -      1,000,000
Common shares issued upon conversion of debenture                             -              -                 -        467,416
Common shares issued for consulting services                                                                             49,000
Share issuance costs - cash                                                   -              -                 -        (19,953)
Issuance of warrants (Note 8)                                           625,317              -                 -        576,199
Intrinsic value of  merger warrants issued upon acquisition of i360           -              -                 -              -
Issuance of convertible debentures with warrants                              -              -                 -      1,926,288
Warrants issued for consulting services                                 972,000              -                 -        757,500
Adjustments resulting from revaluation of stock options                       -              -                 -              -
granted to consultants                                                        -              -                 -              -
Adjustments resulting from repricing of stock options                         -              -                 -              -
granted to consultants in previous periods                                    -              -                 -              -
Adjustments resulting from revaluation of warrants                       14,000              -                 -        221,591
granted to consultants                                                        -              -                 -              -
Granting of stock options                                                     -              -                 -              -
Cancellation of stock options                                                 -              -                 -              -
Amortization of deferred compensation                                         -              -                 -        940,690
Net loss for the period                                                       -              -       (90,906,065)   (90,906,065)
Unrealized loss on marketable equity investment
and reclassification
on sale of marketable equity investment                                       -        287,500                 -        287,500
                                                                              -              -                 -              -
Translation adjustment                                                        -       (144,432)                -       (144,432)
--------------------------------------------------------------------------------------------------------------------------------
Outstanding as of December 31,  2000                                  2,619,192        (93,965)     (125,661,203)    (5,895,154)
================================================================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    OF INFOCAST CORPORATION FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 2000
             (U.S. dollars except where otherwise noted, U.S. GAAP)

                                   (Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Basis of presentation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses since its incorporation, has a working capital deficiency of $3,574,179 at December 31, 2000 and a stockholders' deficiency of $5,895,154 at December 31, 2000. In addition, as at December 31, 2000 the Company was in default on a number of its capital lease obligations in the amount of approximately $100,000 and the operating leases for its premises (note
9). These conditions raise substantial doubt about the Company's ability to continue as a going concern through to the end of its current fiscal year.

The ability of the Company to continue as a going concern is uncertain and is dependent on a number of factors including the Company's ability to arrange additional financing in addition to the financing arranged through to February 15, 2001 (note 9) net of the repayment of the Series II - Debentures (note 8) and of the advance from a company owned by a director and officer, and the Company's ability to generate revenues sufficient to fund the Company's expenditures. Management is currently negotiating and evaluating various financing alternatives, including equity and convertible debenture private placements. In addition, the Company has signed a distribution agreement that is expected to accelerate the Company's revenue base for its Contact and eLearning businesses. Management is also actively negotiating other distribution agreements that are expected to further accelerate the Company's revenue base for its Contact and eLearning businesses. Subsequent to December 31, 2000, management revised its development plans and undertook measures to substantially reduce its ongoing operating budget, including the decision to wind-down its Community Division and divest or wind-down its Hosting Division (note 9). The Company will continue to evaluate its cost structure and adjust its organization to reflect its changing business environment. The outcome of these matters cannot be predicted at this time.

These consolidated financial statements do not include adjustments to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

Interim financial statements

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, these unaudited interim consolidated financial statements do not include all the financial information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and write-downs of impaired assets (note
9), considered necessary for fair presentation have been included. The operating results for the three and nine-month period ended December 31, 2000 are not necessarily indicative of the operating results that will occur for the year ended March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2000.

The balance sheet at March 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Nature of operations

The Company is a development stage technology company that has developed an infrastructure to deliver, on a pay per use basis, a solution that enhances communication by its customers and their employees and/or customers. The first of two applications included in the solution is a virtual call center solution known as InfoCast Contact, which provides companies with a complete contact solution enabling them to

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    OF INFOCAST CORPORATION FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 2000
             (U.S. dollars except where otherwise noted, U.S. GAAP)

                                   (Unaudited)


provide a high level of customer service. InfoCast Contact unifies customer contact options in a single integrated system providing voice, chat and e-mail functionality. The second application, called InfoCast e-Learning, is a complete electronic learning environment which increases productivity and drives down education costs by giving corporate and academic learners access to up-to-the-minute training and certification through access to InfoCast e-Learning's web-based portal, which provides access to training and management resources specific to the call center industry. During January and February 2001, the Company has decided to wind-down its Community Division and divest or wind-down its Hosting Division (note 9).

The Company's primary operational focus as outlined in its revised business plan still entails significant investment in developing, deploying and marketing electronic commerce enabling application solutions relative to the Company's financial resources.

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

The acquisition was accounted for by the purchase method whereby the purchase price is equal to the sum of (i) the fair value of the 7,583,976 common shares of the Company on the date the revised terms of the acquisition were announced;
(ii) the fair value of the 4,324,500 merger warrants of the Company with an exercise price of $0.33 per share; (iii) the fair value of the 87,375 merger warrants of the Company with an exercise price of $3.18 per share; (iv) the fair value of 4,125 merger warrants of the Company with an exercise price of $4.00 per share; (v) the fair value of the 1,127,476 stock options of the Company,
(vi) the acquisition costs of $1,236,684 recorded by the Company in respect of the acquisition of i360; less (vii) the portion of the intrinsic value of the unvested merger warrants of the Company with an exercise of $0.33 per share related to the vesting periods remaining after the August 15, 2000 acquisition date for those merger warrants granted to individuals that are required to continue providing service to the Company after the acquisition in consideration for the merger warrants. There was no intrinsic value for the merger warrants of the Company with an exercise price of $3.18 per share and $4.00 per share or for the stock options as of August 15, 2000. The fair value of common shares of the Company is assumed to be equal to the average of the closing share price of the Company's common shares from May 2, 2000 to May 5, 2000. The fair value of the merger warrants with an exercise price of $0.33 per share is $4.33 per merger warrant, the fair value of the merger warrants with an exercise price of $3.18 per share is $2.74 per merger warrant and the fair value of the stock options with an exercise price of $4.00 is $2.46 per stock option using a Black Scholes valuation model based on a May 3, 2000 assumed grant date, a volatility factor of 0.873, a risk-free interest rate of 5.95% and an expected life of 2 years. As a result, the total pro-forma purchase price is $57,247,898 and has been allocated as follows:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    OF INFOCAST CORPORATION FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 2000
             (U.S. dollars except where otherwise noted, U.S. GAAP)

                                   (Unaudited)


                                                                $
Cash                                                                 45,419
Account receivable                                                  438,052
Prepaid expenses and other                                          147,085
Inventory                                                            37,950
Capital Assets                                                      444,154
Deposits and other assets                                           360,308
Completed technology                                             60,000,000
Goodwill                                                         23,296,238
Accounts payable and accrued liabilities                         (2,304,515)
Deferred revenue                                                    (85,111)
Due to the Company                                               (1,131,682)
Deferred income tax liability                                   (24,000,000)
----------------------------------------------------------------------------
Purchase Price                                                   57,247,898
----------------------------------------------------------------------------

The goodwill and completed technology were being amortized over a period of 5 years. The deferred income tax liability was created in respect of the difference between the accounting and tax basis of the completed technology.

The balance of the goodwill, completed technology and the related deferred income tax liability have been written down to nil as at December 31, 2000 due to management's subsequent decision to close down the Community division operations in Tucson, Arizona, formerly i360 Inc. (Note 9).

The results of operations of i360 during the post-acquisition 138-day period ended December 31, 2000 have been consolidated with those of the Company.

The following pro-forma consolidated financial information presents certain statement of operations data of the Company as if the Company had acquired i360 as at April 1, 1999. This pro-forma financial information is not necessarily indicative of the results that actually would have occurred had the Company acquired i360 on the date indicated or which would be obtained in the future.

                                         Nine month              Nine month
                                        period ended            period ended
                                      December 31, 2000       December 31, 1999
                                              $                       $
--------------------------------------------------------------------------------

Revenue                                  2,101,017                 414,229
Net loss for the period                (93,870,427)            (26,718,877)
Basic and diluted loss per share             (3.29)                  (1.21)
--------------------------------------------------------------------------------


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition

The Company generates revenue from hosting services, consulting services and the resale of educational course content. Revenue from hosting services are recognized when the services are delivered, or over the term of the applicable services contract. Consulting revenue is recognized at the time such consulting services are rendered. Revenue generated from the resale of educational course content is recognized upon shipment.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    OF INFOCAST CORPORATION FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 2000
             (U.S. dollars except where otherwise noted, U.S. GAAP)

                                   (Unaudited)


3. MARKETABLE EQUITY INVESTMENT

As of March 31, 2000, the Company owned 130,000 shares of common stock of another publicly traded corporation, which was recorded as a marketable equity investment and classified as "available for sale". During the nine-month period ending December 31, 2000, all of these shares were sold, resulting in a net realized loss of $2,624,211 including a reclassification adjustment of $287,500 netted from a comprehensive loss related to the reversal of previous unrealized loss market-to-market adjustments.


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

Also, pursuant to the June 5, 2000 amendment to the distribution agreement of March 1999, the Company agreed to forego any and all rights into perpetuity, including but not limited to intellectual property rights and distribution rights in the ASTAR Workforce Development product referenced in the contract dated June 9, 1999 (pursuant to which a payment of $2,000,000 was made in the fiscal year ending March 31, 2000) in exchange for an additional 300,300 prepaid single user license copies of ITC's Call Centre and PC Skills courseware content.

Total payments of $2,975,000 previously made by the Company to ITC now represent a total of 550,300 units of single user licenses. During the nine-month period ending December 31, 2000, the Company amortized $347,083 (commencing June 1,
2000) of this amount.


5. SHARE CAPITAL

Authorized, issued and outstanding common stock

The Company has 100,000,000 shares of preferred stock authorized at a par value of $0.001 per share and has 100,000,000 shares of common stock authorized at a par value of $0.001 per share.

The Company has an obligation to register for resale a substantial number of shares of Common Stock pursuant to previously granted registration rights. Given the limited market to date for the Company's Common Stock, the Company's ability to register for resale on a timely basis all of the shares of Common Stock that the Company is obligated to register pursuant to registration rights may be restricted.

Basic and diluted loss per common share

Per share amounts have been computed based on the weighted average number of common shares outstanding each period. Diluted loss per share is calculated by adjusting outstanding shares, assuming any dilutive effects of options, warrants and convertible securities. For all of the periods presented, the effect of stock options, warrants, and convertible securities were not included, as the effect would be anti-dilutive. Consequently, there is no difference between the basic and dilutive net loss per share. The weighted average number of potential common shares from options, warrants and convertible securities for the nine-month period ended December 31, 2000 was approximately 13,558,000 compared to approximately 4,507,000 for the nine-month period ended December 31, 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    OF INFOCAST CORPORATION FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 2000
             (U.S. dollars except where otherwise noted, U.S. GAAP)

                                   (Unaudited)


Stock options

1998 Stock Option Plan

Pursuant to the Company's 1998 Stock Option Plan as amended on January 29, 1999, 2,250,000 shares of common stock are eligible for grant. As of December 31, 2000, the Company had 1,900,000 shares of common stock reserved for the exercise of stock options granted to various individuals involved in the management of the Company, of which 2,075,000 were originally granted on February 8, 1999 from which 350,000 were later cancelled during the nine months ended December 31, 2000 and 175,000 of which were granted on February 1, 2000. As of December 31, 2000, consultants hold 500,000 of the options, while employees and directors hold 1,400,000 of the options.

The options granted on February 8, 1999 expire three years from the date of grant, are exercisable at $1.00 per share and were fully vested as of March 31, 2000.

The 175,000 options granted on February 1, 2000 expire two years from the date of grant, were fully vested on July 12, 2000, are exercisable at $1.00 per share and were granted to a consultant of the Company. The deferred compensation attributable to these stock options granted to a consultant was valued as of July 14, 2000 to the then current fair value of $2.29 per stock option (based on an expected dividend rate of 0%, an expected life of one year, a risk-free interest rate of 6.65%, an expected volatility factor of 1.239 and the July 14, 2000 closing market price of $3.06 per share of common stock). As a result, as of July 12, 2000 (vesting date), these options were valued at $400,750, of which $386,273 was previously recognized as a stock option compensation expense during the year ended March 31, 2000 and of which $14,477 has been recognized as a stock option compensation expense during the nine months ended December 31, 2000.

1999 Stock Option Plan

Pursuant to the 1999 Stock Option Plan an additional 2,000,000 stock options are eligible for grant. As of December 31, 2000, 1,855,0000 of the eligible stock options were granted to various employees, officers, consultants and advisors pursuant to the 1999 Stock Option Plan.

On June 14, 2000, the Board of Directors approved the repricing of 1,605,000 stock options previously granted through to February 29, 2000 with original exercise prices ranging from $7.00 to $8.625 per share to the new exercise price of $4.00 per share, which resulted in incremental stock option compensation expense of $63,800 in respect of 110,000 repriced stock options held by consultants and nil in respect of the 1,495,000 repriced stock options held by employees and directors as the fair value of the Company's stock closed at $US 0.47 per share as of December 31, 2000. The repriced stock options will be accounted for as variable options until they are exercised, forfeited or expired.

During the nine-month period ended December 31, 2000, 350,000 options were cancelled. Also during the period, 385,000 options were granted to employees and directors and 15,000 options were granted to a consultant, with exercise prices of $4.00 per share.

As at December 31, 2000, 1,202,505 stock options have vested. The remaining balance will vest on various dates between January 2001 and Feb 2003 and expire on various dates between November 2004 and June 2005.

The deferred compensation in respect of the 385,000 stock options granted to employees during the nine month period ended December 31, 2000 was nil because the exercise price of the options was equal to the market price of the shares of common stock on the date of grant. The remaining 15,000 stock options granted during the nine-month period ended December 31, 2000, have been valued at $9,275 of which $9,183 has been recognized as a stock option compensation expense, and of which the balance of $92 has been recorded as deferred compensation in stockholders' equity. Stock option compensation expense of $43,903 was charged during the nine-month period ended December 31, 2000 in respect of the amortization

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    OF INFOCAST CORPORATION FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 2000
             (U.S. dollars except where otherwise noted, U.S. GAAP)

                                   (Unaudited)


of deferred compensation previously recorded in respect of 233,333 stock options of the 350,000 stock options granted on December 8, 1999.

2000 Stock Option Plan

On June 14, 2000 and August 14, 2000 respectively, the Board of Directors and the stockholders of the Company approved the 2000 Stock Option Plan under which an additional 2,000,000 stock options are eligible for grant. As of December 31, 2000, the Company had granted 400,000 stock options to various employees, officers, consultants and advisors pursuant to the 2000 Stock Option Plan, of which 5,000 were cancelled and of which 374,000 are held by employees and directors and of which 21,000 are held by consultants. Of the 395,000 stock options outstanding as at December 31, 2000, 345,000 options are exercisable at $4.00 per share, expire on June 13, 2005 and vest as follows: 115,007 on the date of grant, 115,002 at June 14, 2001 and 114,991 on June 14, 2002. The
balance of 50,000 stock options outstanding is exercisable at $2.00 per share and was vested on the grant date of November 8, 2000.

The 21,000 outstanding stock options granted to consultants and advisors have been valued at $14,912, based on a weighted average expected dividend rate of 0%, weighted average expected life of 2 years, weighted average risk-free interest rate 6.57% and a weighted average expected volatility factor of 1.452, of which $13,941 has been recognized as a stock option compensation expense during the nine month period ended December 31, 2000 and of which the balance is recorded as deferred compensation. The stock option compensation expense and deferred compensation in respect of the 374,000 stock options granted to employees and directors was nil because the exercise price of the options was greater than the market price of the shares of common stock on the date of grant.

Other stock options

On June 1, 1999, the directors of the Company approved the grant of 750,000 stock options outside of the 1999 Stock Option Plan to an individual who became an officer of the Company on September 4, 1999. The stock options were originally exercisable at a price of $7.00 per share, expire five years from the date of grant and vest as follows: 250,000 on September 4, 1999 upon the acceptance by the individual of formal employment with the Company, 250,000 on September 4, 2000 and 250,000 on September 4, 2001. These outstanding options have been valued at $2,437,500 of which $1,523,437 and $745,998 has been recognized as a stock option compensation expense during the year ended March 31, 2000, and the nine month period ended December 31, 2000, respectively, and of which the balance of $168,065 has been recorded as deferred compensation as of December 31, 2000 in stockholders' equity. On June 14, 2000, the Board of Directors approved the repricing of these stock options to the new exercise price of $4.00 per share, which resulted in incremental stock option compensation expense of nil because the fair value of the Company's stock closed at $0.47 per share as of December 31, 2000. These repriced stock options will be accounted for as variable options until they are exercised, forfeited or expired.

On October 18, 1999, the directors of the Company approved the grant of 60,000 stock options outside of the 1999 Stock Option Plan to an individual who was to provide financial and investor relations consulting services to the Company. The agreement with this individual was terminated in May 2000 resulting in the cancellation of unvested options to purchase 30,000 shares of common stock previously granted resulting in a credit to stock holders compensation expense of $37,763. Also, on June 14, 2000 the remaining 30,000 stock options were repriced from $8.25 per share to $4.00 per share resulting in incremental stock option compensation expense of $17,400 during the nine-month period ended December 31, 2000. The remaining 30,000 stock options are fully vested and expire two years from the date of grant.

A summary of the Company's stock option activity, including stock options granted to the former employees and directors of i360 upon the acquisition of i360, is as follows:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    OF INFOCAST CORPORATION FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 2000
             (U.S. dollars except where otherwise noted, U.S. GAAP)

                                   (Unaudited)


                                                               Weighted Average   Weighted Average
                                                              Number of Options    Exercise Price
                                                                   #
                                                             ------------------------------------
Outstanding as of March 31, 2000                               4,865,000                4.28
                                                             ------------------------------------
Repricing of all options with exercise prices greater than     4,865,000                2.72
$4.00 to $4.00

Granted                                                        1,927,476                4.00

Exercised                                                             -                   -

Cancelled - not vested                                            86,823                4.00

Cancelled - Vested                                               665,002                2.42
                                                             ------------------------------------
Outstanding as of December 31, 2000                            6,040,602                3.14
                                                             ------------------------------------

Exercisable as of December 31, 2000                            4,357,515                2.69
                                                             ------------------------------------

If the Company had adopted FASB Statement No. 123 ("FASB 123") in respect of stock options granted to its employees and directors, the Company would have recorded a higher stock option compensation expense for the nine month period ended December 31, 2000 of $2,667,871 in respect of the amortization of the estimated value of the Company's stock options to employees over the vesting periods of the options, which results in a pro-forma net loss of $93,573,936 and a pro-forma basic and diluted loss per share of $3.28 in respect of the nine month period ended December 31, 2000.

The Company assumed the following expected dividend rates, expected lives, risk-free interest rate and expected volatility factors in respect of the valuation of stock options granted to employees and directors in accordance with FASB 123:

                                               Weighted
                                                Average
               Expected dividend rate              0%
               Expected life                      2 yrs
               Risk-free- interest rate           6.08%
               Expected Volatility                1.0139


Other warrants

Pursuant to a letter agreement dated April 7, 2000, the Company will pay $9,000 per month plus expenses, and issued warrants to purchase 200,000 common shares to a financial advisor in consideration for general corporate, financial advisory and investor media relations consulting services over the one year term of the agreement. In addition, the financial advisor will be entitled to a commission on certain corporate financing transactions in which the advisor is involved. These warrants have a purchase price of $6.50 and expire April 7, 2005. These warrants have been valued as of December 31, 2000 at $26,000 in the accounts (based on a volatility factor of 1.452, an expected life of two years, an expected dividend rate of 0% and a risk-free interest rate of 6.57%) of which $19,090 has been recorded as general and administrative expenses and of which the balance of $6,910 has been recorded as deferred compensation. These warrants will be revalued each interim period until the final April 7, 2001 measurement date.

On June 14, 2000, 200,000 warrants were granted to the Chairman as compensation for various services, including his role in negotiating the convertible debenture financing (note 6) and i360 acquisition (note 1). The $384,000 value of these warrants was allocated as follows: $192,000 to deferred convertible debt issuance costs and $192,000 to the i360 acquisition costs. Also on June 14, 2000, 300,000 warrants were issued to a shareholder as compensation for various services, including his role in negotiating the i360 acquisition and investor relations' services. The $576,000 value of these warrants was allocated as follows: $518,400 to the i360 acquisition costs and $57,600 to general and administrative expenses. The value of these warrants was determined by a Black Scholes model based on a volatility factor of 1.268, an expected life of one-year, an expected dividend rate of 0% and a risk-free interest rate of 6.65%. The i360 acquisition costs of $710,400 recorded in respect of these warrants plus additional cash i360 acquisition costs of $480,865 has been included in the i360 purchase price.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    OF INFOCAST CORPORATION FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 2000
             (U.S. dollars except where otherwise noted, U.S. GAAP)

                                   (Unaudited)

On November 1, 2000, the Company granted warrants to purchase 475,800 shares of the Company's stock to certain existing shareholders for no consideration. These warrants have an exercise price of $2.50 per share and expire on November 1, 2002. The $385,398 value of these warrants was charged to general and administrative expenses and was determined by a Black Scholes model based on a volatility factor of 1.449, an expected life of 2 years, an expected dividend rate of 0% and a risk-free interest rate of 6.60%.

In addition to the above noted warrants, the i360 merger warrants (Note 1) and the Sun warrants (Note 8), the following warrants are outstanding in respect of services provided to the Company in prior periods.

                                    Exercise price           Expiry
                                 Warrants   per share         Date
          June 1, 1999            25,000      7.00      May 31, 2001
          October 6, 1999         12,500      8.75      October 5, 2001
          January 1, 2000         12,500      7.62      January 1, 2002
          June 1, 1999           200,000      7.00      May 31, 2001
          June 24, 1999           70,000      7.00      June 23, 2001
          February 11, 2000       56,000      5.00      February 10, 2002
          Total                  376,000


6. CONVERTIBLE DEBENTURES

Debenture - Series I

On April 4, 2000, the Company issued 2,500 units by way of a private placement at $1,000 per unit and on June 15, 2000 the Company issued an additional 960 units by way of a private placement at $1,000 per unit for total gross proceeds of $3,460,000. The Company had also issued 3,500 units at $1,000 per unit in March 2000, which in total results in $6,960,000 of convertible debt outstanding as of September 30, 2000. Each unit consists of $1,000 principal of convertible subordinated debentures and warrants. The convertible debentures bear interest accruing from the date of issue at 7% per annum, payable semi-annually on September 30 and March 31 and mature on March 31, 2005. The debentures are convertible at the option of the holders at a conversion price of $6.00 per share.

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

Cash commission and other cash costs of $328,506 paid relating to the debentures issued in April and June 2000 in addition to the $275,000 paid in March 2000 were recorded as a deferred convertible debenture issuance cost. In addition, the Company issued to the agent common stock purchase warrants to purchase

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    OF INFOCAST CORPORATION FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 2000
             (U.S. dollars except where otherwise noted, U.S. GAAP)

                                   (Unaudited)


96,111 shares of common stock at $7.50 per share to the agents as a placement fee for the convertible debentures issued in April and June 2000 in addition to the 97,222 warrants issued to the agent in respect of the March 2000 issuance. Based on a Black-Scholes valuation, the warrants issued in April and June 2000 have been valued at $271,666 (based on a weighted average volatility factor of 0.895, a weighted average expected life of 2 years, an expected dividend rate of 0% and a weighted average risk-free interest rate of 6.26%) and the warrants issued in March 2000 were valued at $329,583 and have been recorded as a deferred convertible debenture issuance cost. In addition, in June 2000, 100,000 warrants valued at $192,000 were issued to the Chairman as compensation for his role in negotiating the convertible debenture financing (note 5) and were recorded as a deferred convertible debt issuance cost. The deferred charges related to these placements are being amortized on a straight-line basis over the 5-year life of the debentures.

Debenture - Series II

On November 7, 2000, the Company entered into a securities purchase agreement for the sale of $2,500,000 aggregate principal amount of the Company's convertible subordinated debentures due 2003 and warrants to purchase an aggregate of 250,000 shares of the Company's common stock at an exercise price of $2.00 per share to one investor for a purchase price of $2,500,000 (the "November Financing"). The Company closed on the sale of (i) $1,000,000 aggregate principal amount of such debentures and warrants to purchase 100,000 shares of Common Stock to such investor on November 7, 2000 and received proceeds of $1,000,000 and (ii) $750,000 aggregate principal amount of such debentures and warrants to purchase 75,000 shares of Common Stock to such investor on December 12, 2000 and received net proceeds of $631,500 less agency commissions of $118,500. The closing of the final tranche of the November Financing was conditioned on the closing bid price of the Company's common stock not being below $0.50 for three consecutive days on which the NASDAQ stock market is open for trading subsequent to November 7, 2000. This condition was not met and, as a result, the final tranche did not close. The debentures are convertible into the Company's common stock, at any time, at a conversion price equal to the lower of (i) U.S. $1.50 per share of common stock or (ii) 80% of the average of the three lowest closing bid prices of the Company's common stock for the 30 days immediately preceding the conversion date, unless at the conversion date the common stock is not listed and posted for trading on a recognized stock exchange or quotation system, in which case the conversion price shall be U.S. $1.50.

The  intrinsic  value  of  the  beneficial   conversion  option  of  convertible
debentures issued pursuant to the November Financing has been valued at $182,639 and has been included in interest expense.

The cash commission costs of $118,500 relating to the debentures issued in November and December 2000 was recorded as a deferred convertible debenture issuance cost. In addition, the Company issued to the agent, common stock purchase warrants to purchase 17,500 shares of common stock at $2.00 per share as a placement fee for the convertible debentures issued in November and December 2000. Based on a Black-Scholes valuation, the warrants issued in November and December 2000 have been valued at $16,050, (based on a weighted average volatility factor of 1.440-1.453, a weighted average expected life of 2 years, an expected dividend rate of 0% and a weighted average risk-free interest rate of 6.42-6.59%) and have been recorded as a deferred convertible debenture issuance cost. The deferred charges related to these placements are being amortized on a straight-line basis over the 3-year life of the debentures.

Conversion of Series II Debenture

On November 28, 2000, $300,000 of the convertible debentures were converted into 384,448 shares of the Company's stock at the conversion price of $0.7833 per share. On December 4, 2000, another $100,000 of the convertible debentures were converted to 133,973 shares of the Company's stock at the conversion price of $0.75 per share. On December 21, 2000, a further $100,000 of the convertible debentures were converted to 235,299 shares of the Company's stock at the conversion price of $0.42833 per share. As a result of these conversions, the Company credited the $500,000 principal amount plus interest owing of

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    OF INFOCAST CORPORATION FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 2000
             (U.S. dollars except where otherwise noted, U.S. GAAP)

                                   (Unaudited)


$2,416, net of the related unamortized deferred convertible debenture issuance cost of $35,000 to common stock and additional paid-in-capital.

On February 14, 2001, a further $500,000 of the Series II Debentures were converted into 632,671 common shares at a conversion price of $0.80 per share.

Redemption of Series II Debenture

On February 14, 2001, the Company paid the balance of the $750,000 of principal amount, $13,089 of accrued interest and a $152,618 redemption fee relating to Series II Debentures from the proceeds received from a private placement in February 2001 (note 9). As a result, a loss from extinguishment of debt will be charged against income during the three months ended March 31, 2001 in the amount of the $152,618 redemption fee plus the related unamortized deferred convertible debenture issuance cost of approximately $55,000.

7. INVESTMENT IN DIGITAL OUTCRY

Pursuant to a shareholder agreement executed on November 25, 1999 between the Company, 813040 Alberta Ltd. ("Newco") and Canpet Energy Group Inc. ("Canpet"), the Company and Canpet agreed to become shareholders of Newco, with each party initially becoming a 50% owner of Newco. Newco has developed a web-enabled trading business model for crude oil and natural gas liquids and other products. Newco later became known as Digital Outcry.

As of December 31, 2000, the Company had advanced a total of $249,418 (Cdn.$375,000) to Newco; $3,326 (Cdn.$5,000) for the initial purchase of common shares and $246,092 (Cdn.$370,000) in the form of shareholder loans which have a conversion feature attached allowing the Company to convert the advances into additional shares of Newco.

Since its inception, Newco has issued additional common shares resulting in the dilution of the Company's ownership in Newco from 50% to 1.19% (27.4% on a fully diluted basis) as of December 31, 2000.

As a result of the dilution, commencing April 1, 2000 the Company has accounted for this investment using the cost method, which resulted in recording the final $84,699 advanced during the six months ended September 30, 2000 at cost. The prior equity and shareholder loans provided by the Company were reduced to nil during the year ended March 31, 2000 when the Company was accounting for this investment using the equity method. As at December 31, 2000, the Company wrote-off the advances of $84,707 that had been accounted for using the cost method because Newco became an inactive company during the last quarter.


8. COMMITMENTS AND CONTINGENCIES

Agreement with Sun Microsystems

On September 14, 2000, the Company entered into an agreement with Sun Microsystems Inc. ("Sun"), pursuant to which Sun purchased 320,674 shares of the Company's common stock at $3.12 per share for total proceeds of $1,000,000 and the Company issued warrants to Sun to purchase 397,957 shares of common stock of the Company at the exercise price of $3.67 per share. The warrants are exercisable upon Sun's approval of lease financing credit lines as follows: (i) 109,029 immediately upon Sun granting a $2 million lease line; (ii) 109,029 upon Sun extending the lease line to $4 million; (iii) 109,029 upon Sun extending the lease line to $6 million; and (iv) 70,870 upon Sun extending the lease line to $7.3 million. As at December 31, 2000, Sun had approved the initial $2 million lease financing line, resulting in the first 109,029 warrants being exercisable. The Company has drawn approximately $300,000 on this lease credit line.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    OF INFOCAST CORPORATION FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 2000
             (U.S. dollars except where otherwise noted, U.S. GAAP)

                                   (Unaudited)


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

The initial 109,029 vested warrants were valued at $190,801 using a Black Scholes valuation and expensed in the accounts. As at December 31, 2000, the unvested warrants have been valued in the accounts at $49,117 (based on a volatility factor of 1.440, an expected life of two years, an expected dividend rate of 0% and a risk-free interest rate of 6.56%) and have been recorded as deferred compensation, which will be revalued each reporting period until the approval of the lease lines by Sun at which time the value of the vested warrants will be expensed.

Also pursuant to the September 14, 2000 agreement, Sun is obligated to purchase a further $1 million of the Company's common stock in September 2001 at a price equal to 85% of the lessor of the market value of the Company's stock on the date prior to the closing and the average market price of the Company's stock on the 10 days preceding the closing. Pursuant to the agreement, the closing of this placement is contingent upon (i) the Company meeting or exceeding certain revenue and pre-tax income targets; (ii) the market value of the Company's common stock exceeding 1.5 times the price of the initial closing at the time of the second closing; and (iii) the Company purchasing at least $5 million of Sun's products or services prior to the closing, including any purchases made pursuant to the lease line. It is unlikely that these conditions will be met.

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


Alleged breach of contract

On or about July 12, 2000, claims were filed against i360 in a Colorado Court alleging breach of contract by i360 in connection with two alleged contracts concerning the distribution of i360's service offering. The claim was for an indeterminate amount of damages. One of the alleged contracts consists of two letters signed by the claimant and countersigned by the Company, while the second alleged contract is not in writing. The Company has filed motions requesting a stay and/or transfer of the action to Arizona, but has not yet filed a defense to this action. The claimant has contested the transfer of the claim to Arizona and during November 2000 a local Colorado magistrate ordered discovery to begin. Management believes that the claims are without merit and has valid defenses to the claims and intends to defend them vigorously. In addition, management believes that the results of this matter will not have a material adverse impact on the Company, although an unfavorable decision could have a material adverse affect on the Company's business, financial condition and results of operation. No provision has been made in the accounts in respect of this claim.


Alleged wrongful dismissal and negligent misrepresentation

In October 2000, a former employee of the Company filed a legal action against the Company and certain of its directors and officers alleging wrongful dismissal and negligent misrepresentation. The claimant is seeking wrongful dismissal damages of Cdn$50,000.00 (approximately US$ 32,500 at November 13,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    OF INFOCAST CORPORATION FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 2000
             (U.S. dollars except where otherwise noted, U.S. GAAP)

                                   (Unaudited)


2000), damages for "loss of opportunity" Cdn$1,000,000.00 (approximately US$ 650,000 at November 13, 2000), punitive damages of Cdn$50,000.00 (approximately US$ 32,500 at November 13, 2000), unspecified "special damages", together with interest and costs. The Plaintiff's employment was terminated on July 28, 2000 and plaintiff seeks six months' severance. A statement of defense has not yet been prepared by the Company. Management believes that it has a valid defense to the claim and intends to defend it vigorously. In addition, management believes that the results of this matter will not have a material adverse impact on the Company, although an unfavorable decision could have a material adverse affect on the Company's business, financial condition and results of operation. No provision has been made in the accounts in respect of this claim.

Alleged Advisory Services

On February 1, 2001, the Company received a demand for payment from an investment advisor in the amount of approximately $900,000 regarding fees in connection with alleged advisory services performed in connection with the acquisition of i360 Inc. in 2000 (note 1). The Company does not agree that any fee is owed in connection with these alleged advisory services and intends to contest rigorously such request for payment. No provision has been made in the accounts in respect of this request.

Agreement with Market Pathways

On November 1, 2000, the Company entered into an agreement with Market Pathways Financial Relations Incorporated ("MP"), who will provide services to expand investor awareness of the Company's activities through shareholder communication, stockbroker support, investor lead generation and media relations. For these services, the Company will (i) pay $6,000 a month in cash and (ii) issue 112,000 shares of common stock of the Company in 4 equal installments of 28,000 shares each vesting on November 1, 2000, February 1, 2001, May 1, 2001 and August 1, 2001 respectively. The Company recorded $49,000 of expense and $147,000 of deferred compensation related to the 112,000 shares during the nine months ended December 31, 2000. The Company will amortize the deferred compensation of the shares over the respective vesting periods and will revalue all of the shares each reporting period over the life of the agreement with MP. The Company actually issued the first 28,000 common shares to MP on January 24, 2000.

While the Company believes that these matters will not have a material adverse effect on its financial position, a protracted litigation or an unfavorable decision could materially affect the Company's operations and financial condition through the consumption of management time and utilization of scarce financial resources.

9. SUBSEQUENT EVENTS

Issuance of shares

On January 25, 2001, the Company issued 30,000 shares of the Company's common stock to a firm in which a former director is a partner and which is a significant supplier of the Company in exchange for extended credit terms for accounts payable due to the firm.

On January 18, 2001, the Company entered into an agreement with the Landlord of its Tucson facilities to vacate the premises before February 28, 2001 as part of the Company's decision to wind down its Community division. As part of the settlement the Company paid in February 2001, $237,435 for rents in arrears and issued 250,000 shares of the Company's common stock to be held as non-recourse security for the Company's obligation for the balance of the lease.

Impairment of Assets

During January and February 2001, the Company decided to wind down its Community division and attempt to divest itself of its Hosting division. In the event that the Company is unable to divest the Hosting Division in a reasonable period of time, the Company will also wind down this division. As a

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    OF INFOCAST CORPORATION FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 2000
             (U.S. dollars except where otherwise noted, U.S. GAAP)

                                   (Unaudited)


result, as at December 31, 2000 the Company wrote-down the unamortized carrying value of the goodwill and intellectual property related to these Divisions (acquired through the acquisition of Homebase and i360) to the Company's estimate the net realizable value of these assets of nil. In addition, the Company wrote-down the computer systems under capital lease in its Hosting Division by $56,993 to the Company's estimate of the net realizable value of $1,251,313 and also wrote-off the leasehold improvements and certain of the furniture and fixtures in its Community Division to the estimated net realizable value of nil. Furthermore, during the quarter ending December 31, 2000, Digital Outcry, an Internet start-up in which the Company had invested {note 7), became inactive. As a result, the Company charged $66,594,634 to impairment of assets, as follows:

Community division capital assets...........................        151,416
Community division intellectual property....................     55,487,671
Community division goodwill.................................     21,544,838
Hosting division capital assets.............................         56,993
Hosting division intellectual property......................     12,143,037
Hosting division goodwill...................................      3,935,435
Investment in Digital Outcry (note 7) ......................         84,707
                                                               ------------
                  ..........................................    $93,404,097

The Company did not commit to its exclusive focus on its Contact and eLearning Divisions and its decision to exit the Community and Hosting Decisions until January and February 2001 and as a result, the Company did not make a provision as at December 31, 2000 for the exit costs associated with its decisions to discontinue the Community and Hosting divisions. The Company has not yet completed its evaluation of the costs associated with its decision to exit these businesses. However, the Company expects that a restructuring provision encompassing severance, lease termination and other exit costs for the Community Division, will be charged to income during the three months ended March 31, 2001. In addition, if the Company is unable to divest itself of the Hosting Division and as a result makes the definitive decision to wind it down before March 31, 2001, the restructuring charge as at March 31, 2001 will also include additional severance, lease termination and other exit costs from the closure of this division. The hosting and community revenues as well as a significant portion of the consulting revenues will not continue as a result of these decisions.

Financing initiatives

The Company is currently marketing the sale of up to $10 million of common shares and warrants. As at February 15, 2001, the Company has received gross proceeds of $3,746,500 from the sale of 7,493,000 units at a price of $0.50 per unit. Each unit consists of one common share and one common share purchase warrant, each warrant entitling the holder to purchase 0.50 common shares at an exercise price of $0.75 per share any time before January 31, 2004. The Company utilized $206,255 of the proceeds to pay agents commissions, utilized a further $400,000 to repay an advance made to the Company by a company owned by a Director and Officer of the Company in January 2001 and utilized $915,707 to redeem the Series II Debentures (note 6). The balance will be used to manage the Company's working capital deficiency.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report contains  certain  forward-looking  statements  within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1936, as amended, which are intended to be covered by the safe harbors created thereby. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, competition, product acceptance, changing technology and the availability of financing. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The consolidated financial statements of the Company are the continuing financial statements of Virtual Performance Systems, Inc., a development stage company and an Ontario corporation incorporated on July 29, 1997. Virtual Performance Systems had a 100% interest in Cheltenham Technologies Corporation ("Cheltenham Technologies"), an Ontario corporation and Cheltenham Interactive Corporation ("Cheltenham Interactive"), an inactive Ontario corporation which in turn had a 100% interest in Cheltenham Technologies (Bermuda) Corporation ("Cheltenham Bermuda"), a Barbados corporation that owns certain intellectual property. On January 29, 1999, Virtual Performance Systems acquired the net assets of the Company (formerly known as Grant Reserve Corporation); a United States non-operating company traded on the NASDAQ OTC Bulletin Board, which had a 100% interest in InfoCast Canada Corporation ("InfoCast Canada"). After the acquisition, the accounting entity continued under the name of InfoCast
Corporation.  On May 13,  1999,  InfoCast  Canada  acquired a 100%  interest  in
HomeBase Worksolutions Ltd. ("HomeBase"). Virtual performance Systems, Cheltenham Interactive and Cheltenham Technologies were merged into InfoCast Canada on March 31, 2000. On August 15, 2000, InfoCast acquired a 100% interest in i360 Inc. ("i360") at which time i360 merged with InfoCast and became the Community division of InfoCast. InfoCast Corporation, InfoCast Canada, HomeBase and i360 are collectively referred to in this section as the "Company."

The Company is a development stage technology company that has developed an infrastructure to deliver, on a pay per use basis, a solution that enhances communication by our customers and their employees and/or customers. The first of two applications included in the solution is a virtual call center solution known as InfoCast Contact, which provides companies with a complete contact solution enabling them to provide a high level of customer service. InfoCast Contact unifies customer contact options in a single integrated system providing voice, chat and e-mail functionality. The second application, called InfoCast e-Learning, is a complete electronic learning environment which increases productivity and drives down education costs by giving corporate and academic learners access to up-to-the-minute training and certification through access to InfoCast e-Learning's web-based portal, which provides access to training and management resources specific to the call center industry. During January and February 2001, the Company decided to wind-down its Community Division and divest or wind-down its Hosting Division. The Company is now entering the commercialization phase for its remaining Contact and eLearning Divisions. Companies providing such services have recently come to be known as vertical service providers or "VSPs".

The Company's infrastructure consists of computer hardware purchased from third parties; software applications; and communication connections over private and public networks, including the Internet. Portions of this infrastructure will be dismantled when the Community Division is wound-down and the Hosting Division is divested or wound-down. The dismantling of this infrastructure will not impact the infrastructure currently in place to support the remaining Contact and e-Learning businesses.

The following discussion should be read in conjunction with our historical financial statements and notes thereto included elsewhere in this 10-Q.

Overview and Current Situation

As at December 31, 2000, we had $249,469 in cash and a negative working capital of $3,574,179. This compared with $3,637,931 in cash and a working capital of $5,823,306 at March 31, 2000. In addition, we have incurred operating losses since our inception in July 1997 and we have had limited sales of our products and services on a commercial basis. Furthermore, we are in default with a number of our significant capital leases. We have sustained ourselves since our inception through the sale of our Common Stock and warrants to purchase Common Stock in a series of private placements, the issuance of convertible debentures and shareholder loans.

We need to raise additional funds through private or public financings, strategic or other relationships. There can be no assurance that such funds will be available on commercially reasonable terms in the future. We are currently marketing the sale of up to $10 million of common shares and warrants.

Since December 31, 2000 we have received gross proceeds of $3,746,500 from the sale of 7,493,000 units at a price of $0.50 per unit, each unit consisting of one common share and one common share purchase warrant with each warrant entitling the holder to purchase 0.50 common shares at an exercise price of $0.75 per share any time before January 31, 2004. We utilized $206,255 of the proceeds to pay agents commissions, utilized a further $400,000 to repay an advance made to the Company by a company owned by a Director and Officer of the Company in January 2001 and utilized $915,707 to redeem the remaining portion of the Series II Debentures. The balance of these funds will be used to manage the Company's working capital deficiency. Our escrow agent has received additional subscription agreements representing a further 2,020,000 units, for which we expect to receive proceeds and close by February 28th. There is no assurance that we will collect the $1,010,000 connected with these outstanding subscription agreements or be successful in selling the remaining approximate $5,200,000 of securities being marketed. However, if we are not successful, the initial $3,746,500 collected is non-refundable as we received proceeds in excess of the minimum subscription level of $1,000,000.

We have experienced approximately six months of delays in securing anticipated sales channels for our Contact and e-Learning solution products. Additionally, the Community division's subscriber base has grown at a slower rate than anticipated. Anticipating the signing of distribution agreements and the anticipated increased rate of our Community product subscribers, we delayed the reduction of expenses, mostly personnel related, which personnel would have been required for the execution of these agreements and as a result of the increased number of subscribers. In December 2000, a significant agreement for the distribution our Contact and e-Learning solutions was concluded. However, the Community subscriber base did not generate the expected increases.

During January and February 2001, we developed a revised Business Plan. Consequently, we have decided to and are in the process of winding down the Community division (formerly i360) and will downsize the Hosting division
(formerly referred to as Homebase Work Solutions Ltd.) to accelerate its break-even point, and intend to sell our interest in the Hosting division. In the event that we are unable to divest our interest in the Hosting Division within a reasonable period of time, we will also wind down this division. We have not yet completed our evaluation of the costs associated with our decision to exit these businesses. However, we expect that cash and or equity outlays encompassing severance, lease termination and other exit costs will be required to exit these businesses. We expect that a restructuring charge will be taken in respect of the wind-down of the Community division, and may be taken in respect of the Hosting division during the three months ended March 31, 2001. After giving effect to the above-mentioned reorganization, our revenue stream will only include revenues to be generated from our Contact product suite and our e-Learning portal, and we will no longer be generating subscriber and related revenues from the Community division or Hosting and related consulting revenues from the Hosting division. Our revenues to date have been primarily from our Hosting and Community businesses.

On January 18, 2001, we entered into an agreement with the Landlord of our Tucson facilities to vacate the premises before February 28, 2001 as part of our decision to wind down its Community division. As part of the settlement, we paid in February 2001 $237,435 of rent in arrears and issued 250,000 shares of our common stock to be held as non-recourse security for the Company's obligation for the balance of the lease.

We believe that our existing cash, expected limited cash collections from sales of products and services as well the gross proceeds of $3,746,500 received from the sale of common shares and warrants referred to above, of which $1,315,707 was used to redeem the Series II Debentures and repay an advance owing to a company owned by a Director and Officer and of which $237,435 was used to clear up rent in arrears, will be sufficient to fund our working capital requirements until at least March 31, 2001. Additionally, we expect to receive a further $1,010,000 related to the subscriptions agreements received by our escrow agent, in which case we believe we will have sufficient working capital to satisfy our funding needs until approximately May 31, 2001. We are dependent on the proceeds of additional financings to manage our working capital deficiency and implement our revised business plan. We must seek additional debt or equity financing to fund the additional costs of implementing our business plan and for working capital requirements. To the extent that we incur indebtedness or issue debt securities, we will be subject to risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. There can be no assurance that additional financing will be available to us on commercially reasonable terms or at all. If we are unable to obtain additional financing by March 31, 2001, or May 31, 2001 if we receive the gross proceeds of a further $1,010,000 related to the subscription agreements received by our escrow agent, or sooner if required, our ability to meet our current obligations and current plans to develop our business will be materially adversely affected.

Results of Operations

Nine months ended December 31, 2000 vs. nine months ended December 31, 1999

Impairment of assets

As indicated above, we are currently executing the wind down of the Community division whereby we will transfer the processing of the current subscriber base to a third party. We have already reduced the manpower to a wind down group and it is anticipated that the wind down will be completed by February 28, 2001. We will be incurring costs to close down the Community division operation in the form of employee severance costs, lease termination fees and other exit costs. At the time of filing this quarterly report, we are negotiating these severance and termination fees and therefore do not have an estimate of the wind down costs. We will not recover any investment from the transfer of the subscriber base to the third party. Consequently, a write-off of the goodwill of $21,544,838 and intellectual property of $55,487,671 and the write-off of certain fixed assets (mainly leasehold improvements and furniture) of $151,416 totaling $77,183,925 was charged to this quarter's expenses as a result of this decision. Our other fixed assets in our Community division were being carried at $270,227 as at December 31, 2000. We did not post a restructuring charge because we made the decision to wind-down the division after December 31, 2000.

We have also implemented a plan to reduce the operating expense base of the Hosting division in order bring it to a break-even position as soon as possible. We have also decided to divest our interest in the Hosting division, as it does not fit with the focus of our revised business plan. Should we not be able to sell the division or not be able to eliminate its operating losses within a reasonable period of time, we intend to wind it down. We have taken a write down charge of $16,135,465 in the current quarter for the write off of goodwill ($3,935,435) and intellectual property ($12,143,037) acquired through the acquisition of Homebase to the estimated realizable value of nil and the write-down of certain computers under capital lease of $56,993. Our other fixed assets in our Hosting division were being carried at $1,663,303 as at December 31, 2000. We did not post a restructuring charge because we have not yet made the decision to wind-down the Hosting division.

During the quarter, we also wrote down an investment of $84,707 in Digital Outcry, an Internet start-up in which we invested in during 1999 and early 2000, as this company has become inactive.

Revenues

Revenue increased from $149,785 for the nine months ended December 31, 1999 to $1,566,749 for the nine months ended December 31, 2000 as we began to grow hosting revenues and hosting related consulting services and started to earn distance learning revenues during the period ended December 31, 2000. Also, included in the revenue for the nine month period ended December 31, 2000 is $741,042 for subscription services and portal development services from our newly acquired Community Division (formerly i360 inc.). Subscription revenues were included from August 15, 2000 (date of acquisition) to December 31, 2000. However, as a result of our decision to close or divest our Community and Hosting Divisions, the hosting, subscription and most of the existing consulting revenue streams will discontinue. Revenue from our remaining Contact and e-Learning business generated less than $100,000 during the nine months ended December 31, 2000.

Consulting revenue increased from $127,183 for the nine months ended December 31, 1999 to $559,721 for the nine months ended December 31, 2000 as we continued to grow the customer base in providing ASP hosting related consulting services. Most of these revenues were earned from our hosting division, which we plan to divest or close.

Distance Learning revenue increased from zero for the nine months ended December 31, 1999 to $29,054 for the nine months ended December 31, 2000 as the Company started delivering courses through electronic media. We expect that revenue stream will grow as part of our revised business plan.

Hosting revenue increased from zero for the nine months ended December 31, 1999 to $181,196 for the nine months ended December 31, 2000 as the Company started to provide hosting related services to a larger customer base. All of these revenues were earned from our hosting division, which we plan to divest or close.

Subscription services revenue and Portal Development services revenue increased from zero for the nine months ended December 31, 1999 to $733,838 for the nine months ended December 31, 2000 through our newly acquired Community division, performing Internet Service Provider ("ISP") related services. Subscription revenues were included from August 15, 2000 (date of acquisition of i360) to December 31, 2000. All of these revenues were earned from our hosting division, which we plan to divest or close.

Miscellaneous revenue increased from $22,602 for the nine months ended December 31, 1999 to $55,736 for the nine months ended December 31, 2000. This increase is primarily due to revenue received from a customer related contract management service and some portal development services.

Interest income decreased from $108,362 for the nine months ended December 31, 1999 to $90,779 for the nine months ended December 31, 2000 due to a decrease in average cash reserves during the nine-month period ending December 31, 2000 compared to nine-month period ending December 31, 1999. The proceeds received from the private placements in 1999 and 2000 were invested in short term deposits which generated interest income for us during the nine months ended December 31, 1999 and December 31, 2000 respectively, consistent with our investment policy.

Expenses

General, administrative and selling expenses increased from $5,577,237 for the nine months ended December 31, 1999 to $10,237,712 for the nine months ended December 31, 2000. The Company recorded approximately $2,200,000 as expenses directly related to revenue in the nine-month period ended December 31, 2000 compared to approximately $97,000 for the same period ended December 31, 1999. There was a reduction in consulting expenses from approximately $1,772,000 (25 consultants at the end of the period) for the nine months ended December 31, 1999 to approximately $451,000 (11 consultants at the end of the period) for the nine months ended December 31, 2000 as most of the consultants were replaced by employees (explained below). The Company incurred expenses of approximately $284,000 related to compensation paid to HomeBase Work Solutions officers for the nine months ended December 31, 1999 with no comparative expense in the nine-month period ending December 31, 2000. The Company incurred expenses of approximately $346,000 related to consulting fees paid to outside consulting firms for services provided for the nine months ended December 31, 1999 with no comparative expense in the nine-month period ending December 31, 2000. Excluding the recently acquired (August 15, 2000) Community division, the Company had an average of 8 more employees involved in general, administrative and selling functions, most of them at a senior management level in the nine month period ended December 31, 2000 than for the same period ended December 31, 1999, resulting in approximately $868,000 increase in expenses. The Company spent approximately $450,000 less in investor relations in the nine month period ended December 31, 2000 compared to the same period ended December 31, 1999 as the Company streamlined its investor relations activities. An increase of approximately $1,953,000 in the nine months period ended December 31, 2000 over the same period last year was due to the addition of the newly acquired Community division effective August 15, 2000. As indicated above, the Company has decided to close the Community division, and divest or close the Hosting (Homebase) division. After the satisfaction of the exit costs, which we have not yet evaluated, we expect that the general, administrative and selling expenses will be greatly reduced in future periods.

Stock option compensation expense decreased from $11,904,058 for the nine months ended December 31, 1999 to $940,690 for the nine months ended December 31, 2000. This decrease is mainly due to a lower number of unvested stock options outstanding during the nine months ended December 31, 2000 compared to the same period last year and the large intrinsic value resulting from stock options granted under the Company's 1998 stock option plan that was amortized to income during the nine-month period ended December 31, 1999. Most of the expense in the nine month period ending December 31, 2000 pertains to amortization to income of unvested portion of stock options outstanding granted under the Company's 1999 stock option plan.

Research and development expenses decreased from $3,603,219 for the nine months ended December 31, 1999 to $1,886,402 for the nine months ended December 31, 2000. The Company incurred expenses of approximately $768,000 in the nine-month period ended December 31, 1999 from the write off of advances made to Applied Courseware Technology Inc. ("ACT") which had been used to fund development expenses related to the electronic conversion of courseware. In addition, approximately $1,045,000 of R&D expenses was incurred by HomeBase for the nine month period ended December 31, 1999 compared to nil in the nine month period ended December 31, 2000. The Company expensed approximately $297,000 related to the conversion of e-Learning course content for the nine-month period ending December 31, 2000. The Company has written off approximately $200,000 of technology (purchased previously) in the nine-month period ended December 31, 2000 as this technology was no longer compatible with the Company's technological strategy.

Interest and loan fees increased from zero for the nine months ended December 31, 1999 to $2,107,226 for the nine months ended December 31, 2000. The convertible subordinated debentures that were issued in April 2000, in June 2000, November 2000 and December 2000 have a conversion feature that was in-the-money and exercisable at the dates of issuance resulting in the intrinsic value of the feature of approximately $1,700,000 being charged to interest expense at the time the debentures were issued. The balance relates to interest recorded on capital leases and convertible debt.

Amortization expenses increased from $3,074,330 for the nine months ended December 31, 1999 to $10,086,432 for the nine months ended December 31, 2000. The variance is due to the amortization period (9 months in the nine month period ended December 31, 2000 compared to 7.5 months in the same period ended December 31, 1999) of the acquired intellectual property and goodwill resulting from the acquisition of HomeBase Work Solutions on May 13, 1999. In addition, during the nine month period ended December 31, 2000, we amortized approximately $6,264,000 of the completed technology and goodwill acquired through the acquisition of i360 inc. on August 15, 2000. As a result of our decision to write-off the goodwill and intellectual property acquired through the acquisition of Homebase and i360, future amortization expense from our remaining assets is expected to be significantly lower than our prior amortization expenses.

Depreciation expenses increased from $210,905 for the nine months ended December 31, 1999 to $960,258 for the nine months ended December 31, 2000. The increase is due to the increase in depreciable asset base for the nine-month period ended December 31, 2000 compared to the nine-month period ended December 31, 1999 as a result of the addition of depreciable asset base of i360 Inc. acquired on August 15, 2000.

Loss on sale of marketable equity investment was $2,624,211 for the nine-month period ended December 31, 2000 compared to nil for the same period last year due to the sale of 130,000 common shares of a publicly traded company. We hold no remaining shares in this company.

Unrealized gain on marketable equity investment and reclassification adjustment from the sale of marketable equity investment of $287,500 in the nine month period ending December 31, 2000, was due to the reclassification of previous unrealized losses recorded in the comprehensive loss to realized loss charged to income in respect the sale of the 130,000 shares of the marketable equity investment.

Three months ended December 31, 2000 vs. three months ended December 31, 1999

The loss on write-down of assets was $66,509,923 during the three months ended December 31, 2000 as compared to nil in the corresponding prior period as a result of the write-down of goodwill, intellectual property and certain fixed assets in the Community and Hosting divisions as a result of our revised business plan (see discussion above).

Revenue increased from $149,785 for the three months ended December 31, 1999 to $877,276 for the three months ended December 31, 2000 as we had not yet began to grow our hosting revenues and hosting related consulting services or started to earn distance learning revenues during the three month period ended December 31, 1999.

Interest income decreased from $49,898 during the three months ended December 31, 1999 to $7,593 during the three months ended December 31, 2000. This is due to the average cash balance being lower in the three-month period ending December 31, 2000 compared to the same period last year.

General, administrative and selling expenses increased from $1,553,916 for the three months ended December 31, 1999 to $4,762,764 for the three months ended December 31, 2000. The increase was due the acquisition of i360 in August 2000 and the development of the Company's corporate management and business development team during 2000.

Stock option compensation expense decreased from $2,397,510 for the three months ended December 31, 1999 to $121,229 for the three months ended December 31, 2000. This decrease is mainly due to a lower number of unvested stock options outstanding during the three months ended December 31, 2000 compared to the same period last year and the large intrinsic value resulting from stock options granted under the Company's 1998 stock option plan that was amortized to income during the three-month period ended December 31, 1999.

Research and development expenses decreased from $1,819,873 for the three months ended December 31, 1999 to $1,573,693 for the three months ended December 31, 2000. Research and development expenses during the nine months ended December 31, 2000 included $296,913 related to the conversion of e-Learning courses from a disc to an Internet format.

Interest and loan fees increased from zero for the three months ended December 31, 1999 to $820,631 for the three months ended December 31, 2000. The convertible subordinated debentures that were issued November 2000 and December 2000 have a conversion feature that was in-the-money and exercisable at the dates of issuance resulting in the intrinsic value of the feature of approximately $183,000 being charged to interest expense at the time the debentures were issued. The balance relates to interest recorded on capital leases and convertible debt.

Amortization expenses increased from $1,211,044 for the three months ended December 31, 1999 to $5,449,137 for the three months ended December 31, 2000. The variance is due to the amortization of the completed technology and goodwill acquired through the acquisition of i360 inc. on August 15, 2000 during the three months ended December 31, 2000.

Depreciation expenses increased from $180,997 for the three months ended December 31, 1999 to $525,083 for the three months ended December 31, 2000. The increase is due to the increase in depreciable asset base for the three-month period ended December 31, 2000 compared to the three-month period ended December 31, 1999 as a result of the addition of depreciable asset base of i360 Inc. acquired on August 15, 2000.

Loss on sale of marketable equity investment was $820,631 for the three-month period ended December 31, 2000 compared to nil for the same period last year due to the sale of common shares of a publicly traded company.

Unrealized gain on marketable equity investment and reclassification adjustment from the sale of marketable equity investment of $511,583 in the three month period ending December 31, 2000, was due to the reclassification of previous unrealized losses recorded in the comprehensive loss to realized loss charged to income in respect the sale of the shares of the marketable equity investment.

Liquidity and Capital Resources

Inception to December 31, 2000

At December 31, 2000, we had cash and cash equivalents of $249,469 and a negative working capital of $3,574,179.

From our inception through to December 31, 2000, we have used approximately $20,590,000 for operating activities before changes in non-cash working capital balances mainly as a result of general, administrative and selling and research and development expenditures, net of revenues. We used a further $1,885,000 for the purchase of capital assets, $2,975,000 on the purchase of distribution rights, $481,000 on the acquisition costs of i360 and $172,000 in a joint venture. We funded our uses of cash since inception though to December 31, 2000 from the cash flow from our financing activities of approximately $24 million, most of which was received from the sale common shares, warrants and convertible debentures

Sale of marketable securities

In February 2000 we issued 500,000 shares of Common Stock in a private placement for which we received 150,000 shares of restricted Common Stock of another publicly traded company as consideration, of which we retained 130,000 shares after commissions. During the nine month period ended December 31, 2000, the restriction on all 130,000 shares was lifted and we sold all the shares during the same period for proceeds of $1,561,203. These proceeds are included in our December 31, 2000 cash position.

Convertible debentures

Immediately prior to March 31, 2000, we raised cash proceeds of $3,225,000, net of commissions, from issuance of convertible subordinated debentures. In April 2000, we issued additional 2,500 units of convertible subordinated debentures at $1,000 per unit for proceeds of $2,325,000, net of commissions. In June 2000, we issued additional 960 units of convertible subordinated debentures at $1,000 per unit for proceeds of $808,600 net of commissions. The proceeds from these issues are included in our cash position as at December 31, 2000.

On November 7, 2000, we entered into a securities purchase agreement for the sale of $2,500,000 aggregate principal amount of our convertible subordinated debentures due 2003 and warrants to purchase an aggregate of 250,000 shares of the Company's common stock at an exercise price of $2.00 per share to one investor for a purchase price of $2,500,000 (the "November Financing"). We closed on the sale of (i) $1,000,000 aggregate principal amount of such debentures and warrants to purchase 100,000 shares of Common Stock to such investor on November 7, 2000 and received proceeds of $1,000,000 and (ii) $750,000 aggregate principal amount of such debentures and warrants to purchase 75,000 shares of

Common Stock to such investor on December 12, 2000 and received net proceeds of $631,500 less agency commissions of $118,500. We did not close on the final tranche of the financing.

The debentures are convertible into the Company's common stock at a conversion price equal to the lower of (i) U.S. $1.50 per share of common stock or (ii) 80% of the average of the three lowest closing bid prices of the Company's common stock for the 30 days immediately preceding the conversion date, unless at the conversion date the common stock is not listed and posted for trading on a recognized stock exchange or quotation system, in which case the conversion price shall be U.S. $1.50. On November 28, 2000, $300,000 of the convertible debentures were converted into 384,448 shares of our stock at the conversion price of $0.7833 per share. On December 4, 2000, another $100,000 of the convertible debentures were converted to 133,973 shares of our stock at the conversion price of $0.75 per share. On December 21, 2000, a further $100,000 of the convertible debentures were converted to 235,299 shares of our stock at the conversion price of $0.42833 per share. On February 14, 2001, a further $500,000 of the Series II Debentures were converted into 632,671 common shares at a conversion price of $0.80 per share.

On February 14, 2001, we paid the balance of the $750,000 of principal amount, $13,089 of accrued interest and a $152,618 redemption fee relating to Series II Debentures from the proceeds received from a private placement in February 2001.

Agreement with Sun

On September 14, 2000, we entered into an agreement with Sun Microsystems Inc. ("Sun"), in which Sun purchased 320,674 shares of our common stock at $3.12 per share for total proceeds of $1,000,000 on September 14, 2000 and in which we issued warrants to purchase 397,957 common shares at the exercise price of $3.67 per share to Sun. These warrants are exercisable proportionately, at various times triggered by Sun's approval of various lease financing credit lines (to be applied to the purchase of Sun's products by us), up to an aggregate master lease financing line of $7.3 million. To date, Sun has approved $2.0 million lease financing line, resulting in 109,029 warrants of the 397,957 warrants issued exercisable immediately at $3.67 per share. Also pursuant to the September 14, 2000 agreement, Sun is obligated to purchase a further $1 million of our common stock in September 2001 at a price equal to 85% of the lessor of the market value of the our stock on the date prior to the closing and the average market price of our stock for the 10 days preceding the closing. Pursuant to the agreement, the closing of this placement is contingent upon (i) our meeting or exceeding certain revenue and pre-tax income targets; (ii) the market value of our common stock exceeding 1.5 times the price of initial closing, at the time of the second closing; and (iii) our purchasing at least $5 million of Sun's products or services prior to the closing, including any purchases made pursuant to the lease line. It is unlikely that these conditions will be met. As a condition of the investment of the initial $1 million by Sun, we committed to purchase $20 million worth of Sun products and technologies, including purchases made pursuant to the lease line, and shall not purchase products and technologies that are available from Sun from other companies over the ensuing two year period or over any extended period, if applicable, until the purchase commitment is met. Should Sun not invest the second $1 million contemplated above, our obligation shall be reduced to $10 million.

We have defaulted on about $100,000 of lease payments owing to Sun and are negotiating the termination of certain of these lease agreements. As a result there is no assurance that we will able to benefit from our agreement with Sun in the future.


Advance from a Company owned by a Director and Officer

In January 2001, a company owned by a Director and Officer of InfoCast advanced the Company approximately $400,000 to assist us in meeting certain financial obligations. On February 15, 2001, we repaid the advance.

Contingencies

On or about July 12, 2000, claims were filed against i360 in a Colorado Court alleging breach of contract by i360 in connection with two alleged contracts concerning the distribution of i360's service offering. The claim was for an indeterminate amount of damages. One of the alleged contracts consists of two letters signed by the claimant and countersigned by the Company, while the second alleged contract is not in writing. We have filed motions requesting a stay and/or transfer of the action to Arizona, but have not yet filed a defense to this action. The claimant has contested the transfer of the claim to Arizona and during November 2000 a local Colorado magistrate ordered discovery to begin. We believe that the claims are without merit and have valid defenses to the claims and intend to defend them vigorously. In addition, we believe that the results of this matter will not have a material adverse impact on our Company, although an unfavorable decision could have a material adverse affect on our business, financial condition and results of operation. No provision has been made in the accounts in respect of this claim.

In October 2000, a former employee filed a legal action against us and certain of our directors and officers alleging wrongful dismissal and negligent misrepresentation. The claimant is seeking wrongful dismissal damages of Cdn$50,000.00 (approximately US$ 32,500 at November 13, 2000), damages for "loss of opportunity" Cdn$1,000,000.00 (approximately US$ 650,000 at November 13,
2000), punitive damages of Cdn$50,000.00 (approximately US$ 32,500 at November 13, 2000), unspecified "special damages", together with interest and costs. The Plaintiff's employment was terminated on July 28, 2000 and Plaintiff seeks six months' severance. A statement of defense has not yet been prepared by the Company. We believe that we have a valid defense to the claim and intend to defend it vigorously. In addition, we believe that the results of this matter will not have a material adverse impact on our Company, although an unfavorable decision could have a material adverse affect on our business, financial condition and results of operation. No provision has been made in the accounts in respect of this claim.

On February 1, 2001, we received a demand for payment from an investment advisor in the amount of approximately $900,000 regarding fees in connection with alleged advisory services performed in connection with the acquisition of i360 inc. in 2000. We do not agree that any fee is owed in connection with these alleged advisory services and intend to contest rigorously such request for payment. No provision has been made in the accounts in respect of this request.

In addition, the Company is involved in various other legal proceedings and disputes. The outcomes of these legal proceedings and disputes are not expected to have a material adverse effect on the financial position or operations of the Company based on the Company's current understanding of the relevant facts and law.

While we believe that these matters will not have a material adverse affect on our financial position, a protracted litigation or an unfavorable decision could materially affect our operations and financial condition through the consumption of management time and the utilization of scarce financial resources.


Outlook

Our ability to continue as a going concern is uncertain and is dependent on a number of factors including our ability to arrange additional financing in addition to the $3,746,500 financing arranged through to February 15, 2001, of which $1,315,707 was used to redeem the Series II Debentures and repay an advance owing to a company owned by a Director and Officer and of which $237,435 was used to clear up rent in arrears, and generate revenues sufficient to fund our expenditures. However, we believe that our existing cash and expected limited cash collections from sales of our Contact and e-Learning products and services will be sufficient to fund our working capital requirements to March 31, 2001. Additionally, we expect to receive a further $1,010,000 related to the subscriptions agreements received by our escrow agent, in which case we believe we will have sufficient working capital to satisfy our funding needs until approximately May 31, 2001. Regardless, we are dependent on the proceeds of additional financings to manage our working capital deficiency and implement our revised business plan. We must seek additional debt or equity financing to fund the additional costs of implementing our revised business plan and to manage our working capital requirements. There can be no assurance that additional financing will be available to us on commercially reasonable terms or at all. If we are unable to obtain additional financing by March 31, 2001, or May 31, 2001 if we receive the gross proceeds of a further $1,010,000 related to the subscription agreements received by our escrow agent, or sooner if required, our ability to meet our current obligations and current plans to develop our business will be materially adversely affected. In addition to our decision to close the Community Division and divest or wind down the Hosting Division, we will continue to evaluate our cost structure and adjust our organization to reflect our changing business environment. The outcome of these matters cannot be predicted at this time.

Inflation has not been a major factor in our business. There can be no assurances that this will continue.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

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

The Company issued convertible subordinated debentures in March, April and June, November and December 2000, in the amount of $8.71 million, which pay interest at a fixed rate of 7%. Of this amount, $0.5 million of the convertible subordinated debentures was converted to common stock. In February 2001, a further $0.5 million of the convertible subordinated debentures was converted to common stock and another $0.75 million of the convertible subordinated debentures was redeemed, leaving a balance of $6.96 million of convertible subordinated debentures as at February 15, 2001. The Company is exposed to changes in interest rates as it affects the value of the debt and the Company's relative cost of capital.

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


Part II:    OTHER INFORMATION

Item 1.     Legal Proceedings.

In April 2000, i360 inc., an entity acquired by InfoCast in August 2000, received a demand from Mr. and Mrs. Joseph Lemoine. Mr. and Mrs. Lemoine are the principals of an entity called Hope International Outreach. They have alleged that i360 breached two distinct contracts with them. One of the contracts is alleged to consist of two letter, dated September and October 1999, respectively, signed by the Lemoines and countersigned by i360 relating to a potential business arrangement whereby i360 would provide certain Internet services for Hope International in return for Hope International providing potential customers for the Internet Services. The second alleged contract is not in writing but allegedly relates to a potential business arrangement whereby i360 would provide certain Internet services to establish an on-line e-commerce website for Hope International in return for certain payments from Hope International. In June 2000, i360 inc. filed a declaratory action against Hope International Outreach, Inc. d/b/a Hope International, in the Tucson, Arizona United States District Court seeking to have the court rule that no enforceable contracts existed. The lawsuit was served on Hope International Outreach's registered agent, Joseph Lemoine, Jr., on September 19, 2000. Hope International filed a motion to transfer and consolidate this Tucson action with the Colorado action described below.

On or about July 12, 2000, Hope International Outreach and Joseph and Diane Lemoine, individually, filed a lawsuit against i360 inc. in Colorado State court with respect to the above-described alleged contract breaches. Such suit claims an unspecified amount of damages. On September 14, 2000, InfoCast's Colorado counsel removed the lawsuit to the United States District Court for the District of Colorado on the basis of diversity. InfoCast has filed motions with the United States District Court for the District of Colorado requesting a stay and/or transfer of the Colorado action to Arizona.

InfoCast has not yet filed an answer in this action, but on or about November 7, 2000, a local magistrate ordered discovery to begin. All discovery, including expert discovery, must be completed by April 30, 2001. May 20, 2001 has been set as the date for dispositive motions to be filed. A date for oral argument, if any, has not been set.

On November 28, 2000, Hope International Outreach filed a motion for leave to supplement their response in opposition to InfoCast's motion to stay and/or transfer. On December 18, 2000, InfoCast filed its response in opposition to Hope International Outreach's motion for leave to supplement. On December 27, 2000, the Lemoines and Hope International filed a suggestion of mootness and request to vacate hearing on InfoCast's motion to stay. On January 16, InfoCast responded to the suggestion and agreed InfoCast's pending motion to stay was moot. On January 18, 2001, the Lemoines and Hope International filed a motion to consolidate the Colorado and Arizona actions. On February 7, 2001, InfoCast filed its response to the plaintiff's motion to consolidate and agreed that consolidation of the Colorado and Arizona actions is proper.

A status hearing in front of Judge Nottingham in the United States District Court for the District of Colorado is scheduled for February 21, 2001.

InfoCast believes that it has valid defenses to the claims advanced by the Lemoines and Hope International Outreach. InfoCast intends to vigorously defend the action. An unfavorable decision could have a material adverse effect on the business, financial condition and results of operations of InfoCast.

The Company is not currently involved in any other material legal proceedings. From time to time, however, the Company may be subject to claims and lawsuits arising in the normal course of business.

Item 2.     Changes in Securities and Use of Proceeds.

Sale of Unregistered Securities

The following unregistered securities were issued by the Company during the quarter ended December 31, 2001:

                                                 Number of Shares
                     Description of Securities   Sold/Issued/Subject To      Price
Date                 Issued                      Options or Warrants       Per Share     Notes
-----------------    -------------------------   ----------------------   -----------    --------------------------

November 1, 2000     warrants                          475,800                $2.50      Granted to certain shareholders.
November 8, 2000     options                            50,000                $2.00      Granted to a Director Issued
November 7, 2000     convertible debenture                                                  $1,000,000 of debenture to CALP II.
November 7, 2000     warrants                          100,000                $2.00      Issued to CALP II as part of the debenture.
November 21, 2000    Common shares                     384,448                $0.78      Issued on conversion of $300,000 of
                                                                                            convertible debenture by CALP II.
December 12, 2000    convertible debenture                                                  Issued $750,000 of debenture to CALP II.
December 12, 2000    warrants                           75,000                $2.00      Issued to CALP II as part of the debenture
December 4, 2000     common shares                     133,973                $0.75      Issued on conversion of $100,000 of
                                                                                            convertible debenture by CALP II.
December 21, 2000    common shares                     235,299                $0.43      Issued on conversion of $100,000 of
                                                                                            convertible debenture by CALP II.



The issuance of these securities is claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. There were no underwriting discounts or commissions paid in connection with the issuance of these securities.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)     Exhibits:  None


            (b)     Reports on Form 8-K:

                    1. Item 7 Current Report on Form 8-K dated October 30, 2000.

                    2. Item 5 Current Report on Form 8-K dated December 7, 2000.




Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           InfoCast Corporation



Date: February 20, 2001                    By: /s/ Herve Seguin
                                               ------------------------------
                                               Herve Seguin
                                               Chief Financial Officer
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)