Form 10-K
period 2001-03-31
INFOCAST CORP /NV
filed 2001-07-16
CIK 1093682

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

            For Annual and Transition Reports pursuant to Sections 13 or 15(d)
of the Securities Exchange Act of 1934

        (Mark One)
         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2001

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

            1700 E. Ft. Lowell,
            Suite 106,
            Tucson, AZ
            85719
              (Address and zip code of principal executive offices)

                                  520-577-5728
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

            As of May 31, 2001, the aggregate market value of the Registrant's
Common Stock held by non-affiliates of the Registrant was $37,223,624, which value, solely for the purposes of this calculation excludes shares held by the
Registrant's officers, directors, and their affiliates. Such exclusion should not be deemed a determination or an admission by the Registrant that all such individuals are, in fact, affiliates of the Registrant. The number of shares of the Registrant's Common Stock issued and outstanding as of May 31, 2001 was
47,077,216.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                              INFOCAST CORPORATION

                                TABLE OF CONTENTS

                                      PART I                            Page No.

                                     PART II

Item 5.       Market for Registrant's Common Stock and Related
              Security Holder Matters......................................22

Item 6.       Selected Financial Data......................................24

Item 7.       Management's Discussion and Analysis of Financial

Item 9.       Changes In and Disagreements With Accountants
              on Accounting and Financial Disclosure.......................38

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant...........39

Item 11.      Executive Compensation.......................................40

Item 12.      Security Ownership of Certain Beneficial
              Owners and Management........................................47

Item 13.      Certain Relationships and Related Transactions...............48

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K......................................49

Signatures.................................................................49

PART I

ITEM 1. BUSINESS

General

            We are an emerging company that has developed  application solutions and the infrastructure to enable us to host our customized software  application solutions  that can be accessed  remotely by  businesses,  their  customers  and employees. We have developed the following software solutions:

      o     InfoCast Contact ("Contact") - This virtual call center  application solution permits businesses to service inbound and outbound customer calls at any time through a customer service  representative who can be located anywhere.

      o     InfoCast  e-Learning  ("e-Learning")  - This e-Learning  application permits  corporate and academic learners to access training on-line, from anywhere, at any time.

            These applications became  commercially  available by the end of the fiscal year ending  March 31, 2000.  We have  agreements  with AT&T  Corporation
("AT&T  Corp"),  effective  December 1, 2000,  and AT&T Canada ("AT&T  Canada"),
effective  April 1, 2001, to distribute  our Contact  solution to their U.S. and
Canadian  customers  via  access to  AT&T's  North  American  telecommunications network to connect our customers to our data centers.

            The  infrastructure  consists of computer  hardware  purchased  from third parties; software applications; and communication connections over private
and  public  networks,   including  the  Internet.   We  are  now  entering  the
commercialization  phase and plan to provide  our  customers  with access to our infrastructure  and hosted Contact and e-Learning  solutions on a per use basis.
Companies  providing  such  services  have  recently come to be known as virtual service providers or "VSPs."

            Traditionally,  businesses  have had to purchase their own computing systems,  including  hardware and  software,  as well as hire,  train and retain highly skilled  employees to operate and maintain  these  systems,  all of which require significant capital and ongoing operating  expenditures.  By outsourcing these functions to a VSP, an enterprise will be able to:

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

            In order  to host  our  customized  software  applications,  we have established a strategically placed data center, located in Toronto, Ontario, and are completing the  installation  of a second data center in Chicago,  Illinois.
Our Toronto data center became commercially operational in December 1999 and our
Chicago  data  center is  expected to be  commercially  available  in the second quarter of Fiscal 2002.  We expect to expand these data centers  and/or  install additional ones across North America as needed.  These data centers will deliver information to information users,  including  businesses and their employees and customers  worldwide,  in real-time,  in any format - data,  voice or animation, through  satellite,  cable or  private  or public  telecommunications  networks, including the Internet.

            The Company entered into an agreement with AT&T Corp. on December 1,
2000 and with AT&T Canada on April 1, 2001.  Under the  agreements,  AT&T Corp.,
AT&T  Canada  and the  Company  will  cooperate  to make the  Company's  Contact
Solution,  a  state-of-the-art  web-enabled call center  solution,  available to
AT&T's US and Canadian-based  customers. The solution is being offered on a flat monthly  rate per call center  agent or on a  pay-

per-minute rate alternative,  which makes it an affordable  solution for contact centers of all sizes. In its role under the agreement,  the Company will provide sales and technical support to AT&T.

            We are a  development  stage  company.  Since the  inception  of our predecessor,  Virtual Performance Systems Inc., in July 1997 and as at March 31,
2001, we have had limited  sales of products and services on a commercial  basis and have had limited revenues. We incurred losses of $96,161 for the period from
July 29, 1997  (inception)  to December  31,  1997,  $423,872 for the year ended
December 31, 1998,  $3,083,921  for the three month period ended March 31, 1999,
$31,151,184  for year ended  March 31, 2000 and  $99,167,767  for the year ended
March 31, 2001, resulting in an accumulated deficit of $133,922,905 at March 31,
2001.  Losses are  continuing  through the date of this Report and we anticipate that losses will continue for the foreseeable  future.  In addition,  the market for our  expected  products and  services is highly  competitive  and subject to rapid  technological  change.  We expect to face significant  competition in the future.  As an emerging company in a new and rapidly  evolving  market,  we face risks and  uncertainties  relating to our ability to successfully  implement our business plan, which includes the ability to raise sufficient financing.  We may not successfully address all of these issues.

History of the Company

            We were  incorporated on December 23, 1997.  Prior to 1999, our sole business was mining and we held certain mineral  interests in the United States.
Due to changes in the  United  States  regulatory  environment,  our  management determined that it would be appropriate for us to sell all of our mining assets, which represented substantially, all of our assets. We completed the sale of our mining  assets in the fourth  quarter of 1998.  During 1998, we changed our name from Grant Reserve  Corporation to InfoCast  Corporation.  Prior to changing our name and subsequent to the sale of our mining assets,  we were a publicly traded company whose common stock was quoted on the OTC Bulletin Board under the symbol
"GNRS" without any ongoing business operations.

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

            In June  1999,  we  entered  into an  agreement  with  ITC  Learning
Corporation  pursuant to which we became ITC  Learning  Corporation's  exclusive distance  learning  technology  distributor  for  the  delivery  of  educational material for the State of California for  consideration  of $2,000,000.  We paid this amount in three installments in August, September and October 1999.

            Pursuant to an amendment to the ITC learning Corporation agreements, dated June 5, 2000, the Company  agreed,  in exchange for an additional  100,000 single user licenses of the ITC courseware content, to forgo any and all product conversion  rights to all  existing  and  future ITC  products  related to ITC's industrial  training  products.  The Company retains  duplication rights for the
Call Centre suite of products and PC Skills suite of

products.  Also,  pursuant  to the June 5, 2000  amendment  to the  distribution agreement  of March 1999,  the Company  agreed to forego any and all rights into perpetuity,  including  but not limited to  intellectual  property  rights,  and distribution  for  the  delivery  of  educational  material  for  the  State  of
California  referenced  in the contract  dated June 29, 1999 pursuant to which a payment of  $2,000,000  was made in the fiscal  year  ending  March 31,  2000 in exchange for an additional  300,300  prepaid single user license copies of ITC's
Call Centre and PC Skills courseware content.

            On August 15, 2000,  i360,  inc.  ("i360")  merged with and into the
Company  pursuant to the  definitive  Agreement  and Plan of Merger (the "Merger
Agreement")  dated as of May 3, 2000, as amended,  providing for the acquisition by the Company of all of the  outstanding  shares of common  stock of i360.  The holders of i360's issued and  outstanding  common stock  received 0.30 shares of the Company's  common stock per share of i360 common stock which  resulted in an aggregate of 7,583,976  shares of the Company's  common stock being  issued.  In addition,  all outstanding warrants and stock options to purchase shares of i360 common stock converted into stock options and warrants to purchase shares of the
Company's  common stock at a 1:0.3 exchange ratio. As a result,  an aggregate of
4,416,000  warrants of the Company and  1,127,476  stock  options of the Company were issued as of August 15, 2000.

            On September 14, 2000,  the Company  entered into an agreement  with
Sun Microsystems Inc. ("Sun"), pursuant to which Sun purchased 320,674 shares of the Company's  common stock at $3.12 per share for total  proceeds of $1,000,000 and the Company  issued  warrants to Sun to  purchase  397,957  shares of common stock of the Company at the exercise price of $3.67 per share.  The warrants are exercisable  over time,  expiring on September 14, 2005,  upon Sun's approval of lease  financing  credit  lines  totaling  $7.3  million.  Also  pursuant to the
September 14, 2000 agreement,  Sun is obligated to purchase a further $1 million of the Company's  common stock in September 2001 contingent upon (i) the Company meeting or exceeding certain revenue and pre-tax income targets; (ii) the market value of the Company's common stock exceeding 1.5 times the price of the initial closing at the time of the second closing;  and (iii) the Company  purchasing at least $5 million of Sun's products or services  prior to the closing,  including any purchases  made pursuant to the lease line. As a condition of the investment of the initial $1 million by Sun,  the Company  commits to purchase  $20 million worth of Sun products and technologies, including purchases made pursuant to the lease line. Should Sun not invest the second $1 million  contemplated above, the
Company's  obligation  shall be reduced  to $10  million.  On May 4,  2001,  the
Company entered into a Termination Agreement with Sun Microsystems to (i) cancel the $7.3  million  Lease  financing  Line,  (ii)  cancel  288,928  unexercisable warrants related to $5.3 million Lease financing  credits not approved at May 4,
2001,  (iii) cancel the  Company's  $20,000,000  purchase  obligation,  and (iv)
release Sun from any obligation to further investment in the Company.

            On April 25, 2001,  the Company  sold  substantially  all  operating assets of its wholly owned subsidiary, Homebase Works solutions in consideration for the buyer assuming $80,500 (Cdn$124,769) of indebtedness.

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

            The Company believes a business  opportunity exists in the near term for the deployment of technology that links different network infrastructures so that information can be either:  (i) accessed  remotely in near real-time across dedicated  networks;  or (ii) reduced with regard to the fidelity and resolution of its content and then accessed through the Internet.

            As an emerging virtual service provider,  our focus is on developing the infrastructure to enable customers to access the best Contact and e-Learning software  application  solutions via a standard web browser and Internet  access without regard to geographical point of origin,  underlying network architecture or personal computer make or model.

OUR CUSTOMIZED SOFTWARE APPLICATIONS

INFOCAST CONTACT APPLICATION

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

            The Contact  application (a virtual call center application) we have developed  enables  customer  service  representatives  to be located  anywhere, without having to be present at a central "brick and mortar" facility, and would allow a caller or customer to reach a trained customer service representative at any time, from almost anywhere.  The customer service  representative would also be able, if necessary,  to have secure access to a merchant's in-house database.
Customer  data is  protected  by a  dedicated  (non-shared)  network  that  uses password access and firewalls to provide security, yet would be fully accessible via a computer network or through a toll-free dial up service.

            Our concept of a virtual call center is predicated on the ability to
provide  the   communication   software   that  allows  the   customer   service
representative,  the buyer and the vendor to be linked together in real-time via computers.  The Contact application that we have developed enables a high volume of inbound  customer  calls to be routed  (without the caller  knowing where the call is  going)  to a  customer  service  representative  who  could be  located anywhere,  and who would  answer and  service  the call.  The  customer  service representative  is able to  accept  calls,  immediately  access  the  merchant's database,  locate the  appropriate  product/service  and  process  the  caller's request  immediately.  The  Contact  application  is  expected  to  provide  the necessary  communications  linkage  and  speed to allow  all  three  parties  to interact in real-time.

            Our Contact application provides the technology that: (i) converts a call from analog (voice) to digital  (information) so it can be transported over a data  line;  (ii)  routes a call from the caller to the  appropriate  customer service  representative  based  on  the  needs  of the  caller  and  skills  and availability of the customer service  representative  (for example, a caller may indicate his or her preference for a customer service representative that speaks a certain language and if such a representative  is available,  the call will be
routed  to  such  a   representative);   (iii)  provides  the  customer  service
representative with access to the business' database, including both product and caller specific information;  and (iv) converts the call back into analog so the caller can communicate  with the customer service  representative,  all of which would  take  place in a secure,  supervised  environment.  We use Voice  Over-IP technology to convert calls from analog to digital and back again.  While we did not develop and do not intend to develop the  Voice-Over-IP  software itself, we believe we have  successfully  selected  appropriate  vendors to implement  such technology.  The application that we have developed would also support automated call distribution  (routing) and interactive voice response (choosing options by pressing touch tone numbers on a phone), as well as forward-looking  call center technologies  such as  unified  messaging  (combining  voice  mail,  e-mail  and facsimile) and web-based help desks.

            The  essential  elements  of the  Contact  application  that we have developed include:

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

            The Contact application that we have developed is expected to result
in  the  support  of  multiple   customers  with  a  single   customer   service
representative  from any  geographical  location.  This would result in: (i) the
customer   service   representative   not  being   limited   to  a   traditional
"brick-and-mortar"  call center  building  and (ii) the  application  enabling a single customer  service  representative  to service multiple vendors and access corporate data from each vendor,  regardless of any security  measures,  such as firewalls, which the vendor may have selected as its corporate standard.

            Virtual call centers allow customer service  representatives to work from home, resulting in lower costs and greater employee satisfaction. Using our technology,  we expect that virtual call centers will be able to provide all the features of a traditional call center, while reducing capital and human resource overhead.  Accordingly,  businesses  would be able to service  existing  and new clients with better cost structures,  while both enhancing levels of service and reducing costly employee turnover.

            We have completed the testing and demonstration phase of development with respect to our Contact  application and the application is now commercially available.  There  can be no  assurance  that we will  be able to  complete  the deployment of our Contact  application as scheduled or at all because we may not be able to (i) raise the additional  funds required to complete such  deployment and (ii)  attract and retain  technologically  skilled  employees.  In addition, there can be no assurance that a substantial  market for our virtual call center application will develop and grow.

            The Company entered into an agreement with AT&T Corp. on December 1,
2000 and with AT&T Canada on April 1, 2001.  Under the  agreements,  AT&T Corp.,
AT&T  Canada  and the  Company  will  cooperate  to make the  Company's  Contact
Solution,  a  state-of-the-art  web-enabled call center  solution,  available to
AT&T's US and Canadian-based  customers. The solution is being offered on a flat monthly  rate per call center  agent or on a  pay-per-minute  rate  alternative, which makes it an affordable  solution for contact  centers of all sizes. In its role under the agreement,  the Company will provide sales and technical  support to AT&T.

INFOCAST E-LEARNING APPLICATION

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

            o     the  proliferation  of computers and networks  throughout  all levels of  organizations,  increasing  the number of employees
                  who  need  training;  and  the  continuous   introduction  and
                  evolution of new  technologies,  contributing  to the need for continuing education.

During  the  multimedia-training  boom of the early  1990's,  CD-ROM  became the de-facto  standard for content  delivery.  Businesses would purchase  sufficient software  licenses to cover the number of employees to be trained.  Each trainee would  then  install  a CD-ROM  containing  the  course  material  on his or her computer  and commence the  training on an  individual  basis.  One problem with
CD-ROMs  is  that  they do not  permit  the  customization  required  by  large, technologically  sophisticated  and globally oriented  companies.  Additionally,
CD-ROM  training  does not provide the sense of  community  and shared  learning offered  by the  conventional  classroom  environment.  While  CD-ROMs  increase flexibility in terms of where and when employees can be trained,  CD-ROMs do not provide any  interaction,  monitoring  or feedback,  or the ability to customize programs. The e-Learning application that we have developed will enable learners to access digital content through a standard browser interface. Trainees will be able to interact  with  subject  matter to enhance and  support  their  learning endeavors.  By having  the  tools to  interact  with  career  and  instructional experts, 24 hours a day, seven days a week, through e-mail, chat rooms and other real-time  collaborative  tools across the Internet or a dedicated  network,  we believe  we will be able to offer a higher  level of  service,  compared  to our potential  competitors.  We believe that through the  e-Learning  application we have  developed,  a business will be able to train its  employees  with the best features of live training courses without the associated drawbacks and at a much lower cost.

            An important  component of the e-Learning  application  that we have developed is the learning  management  system.  The learning  management  system consists of  proprietary  software  developed by us that will  support  multiple corporations and learning  organizations that offer course content on-line.  The software was designed  from the ground up with  role-based  security  (different users have  access to  different  aspects  of the  network),  multiple  language support  and  multi-enterprise  billing  and  tracking  facilities.  Acting as a
"security  blanket"  around the  content,  the learning  management  system will permit other  organizations  to embed their web-based  training  content without fear of losing  intellectual  property  over the  Internet and still permit that organization's employees to remotely access their training.

            The e-Learning  application  that we have developed  provides access to:

            o     a group of tutors who are expert in their  field and who would give guidance to learners in real time;
            o     a team that gives learners guidance with career development;
            o     a library of high  quality  courses in single units or as part of curriculum; and
            o     software  tools  to  help  busy  faculty  members  develop  or customize courses rapidly.

            Our  e-Learning  application  is  expected  to deliver  skills-based interactive  multimedia content to corporate,  academic and retail learners.  We expect the e-Learning  application to  differentiate  itself from other training methodologies  by  delivering  a complete  learning  solution  over any network, including the Internet.  We expect that the  technology we have  developed  will provide content vendors with  confidence that their  intellectual  property will not be compromised and will allow self-paced  learning to maximize  personal and career  success of  learners  over  their  lifetime.  We expect  the  e-Learning application to support the learner with live on-line telephone coaching within a standard Internet browser (i.e.,  Netscape  Navigator or Internet  Explorer) and
enable the learner to access a browser  for  interactive  learning,  producing a more collaborative  learning experience.  In addition, we expect the application to enhance conventional classroom-based and current e-Learning delivery methods.

            We have recently  completed the testing and  demonstration  phase of development  with respect to our e-Learning  application and such application is now  commercially  available.  There can be no assurance that we will be able to complete the  deployment of our  e-Learning  application  as scheduled or at all because  we may  not be able to (i)  raise  the  additional  funds  required  to complete such deployment,  (ii) enter into agreements with  appropriate  content and  network  providers  and (iii)  attract and retain  technologically  skilled employees.  In addition,  we cannot assure you that a substantial market for our
e-Learning  application  will develop and grow.  To date we have entered into an agreement  to provide  products  and  services  potentially  totaling up to $4.0 million  to be  delivered  during  the

next 12 months.  Under the terms of this agreement,  we will deliver  e-Learning products and services to certain  South African  school  boards  through a local distributor agent for a period of 36 months.  There is no assurance that we will be required to deliver up to the potential $4.0 million of products and services during the next 12 months,  or beyond as the buyer is not  commited  to purchase any minimum amount.

OUR DATA CENTERS

            In  order  to  host  our   customized   and  third  party   software
applications,  we are developing a network of strategically placed data centers.
We expect each installation to be implemented on the latest technology  servers, and Java  related  technologies,  which we believe  will provide a high level of reliability,  scalability  and  performance.  To  date,  we have  completed  the installation of one data center, and are completing the installation of a second data center.

            The Toronto data center was  established  in December  1999.  We are currently  completing the  installation of our Chicago data center and expect it to be commercially available during the second quarter of fiscal 2002. We expect to expand these data centers and/or install additional ones across North America as needed.

            In addition to the hosting  servers,  each data center will  provide customers with the following:

            o     physical security;
            o     uninterruptable power supply with optional generator backup;
            o     disaster recovery plan;
            o     guaranteed quality of service levels;
            o     help desk support;
            o     highly reliable Internet access; and
            o     network monitoring and supervision.

            To execute our strategy,  we have  consummated  agreements with AT&T
Corp and AT&T  Canada to  distribute  our  Contact  solution  to their U.S.  and
Canadian-based customers via access to AT&T's North American  telecommunications network  to connect  these  data  centers  to  customers.  We believe  that such agreements will provide us with:

            o     a  relationship  with a recognized  global  telecommunications provider;
            o     connectivity  between our information hubs and the information users;
            o     a marketing channel to access potential customers;  and access to North American and international call center markets.

MARKETING STRATEGY

            Our  focus  over  the  past  year  has  been  on  the  formation  of distribution  alliances  with  AT&T  Corp.  and AT&T  Canada,  with whom we have recently  entered  into sales and  marketing  relationships,  for the purpose of distributing  our products.  Through each of the  distribution  agreements,  our products will be co-branded and marketed through their established channels. The strength of each company's brand within the call center  marketplace  will serve to provide an endorsement of our products.

            To further  support the co-branded  marketing  initiatives  outlined through  our  alliances  with  AT&T  Corp and AT&T  Canada,  we plan to place an emphasis on  establishing  the InfoCast  brand.  As part of our brand  awareness campaign, we plan to produce collateral  materials,  market our services through attendance at tradeshows,  create a targeted  advertising  campaign,  pursue the commission of articles in industry periodicals, and update/rebuild our corporate
Web site.

SALES STRATEGY

            A major component of our marketing and sales strategy is the pricing structure  for our  services,  which will be offered to  customers  on a per-use basis.  This structure  will provide  customers with the ability to pay only for what they use,  thus  converting a fixed cost into a variable one. This flexible pricing strategy should be very attractive to potential customers.

            We believe we have gained a sales advantage through the alliances we have  established  with AT&T  Corp.  and AT&T  Canada,  and the  access to their existing customer base. Additionally,  InfoCast will employ a small direct sales force with both selling and technical  expertise,  to support the initiatives of
these   alliances  as  well  as  to  focus  on  a  limited  number  of  targeted customers/niche markets.

COMPETITION

            The market for our products and services is highly  competitive  and subject to rapid technological change. Our management does not know of any other company that currently offers a Contact and e-Learning applications solution set similar to that offered by the Company.

            With respect to the e-Learning  application  that we have developed, competition  currently  consists of many companies  offering learning via CD-ROM and the Internet, including SmartForce,  DigitalThink, Inc. and click2learn.com, inc.

            With  respect to the  Contact  application  that we have  developed,
competition    currently    consists   of   Cisco's   IPCC,    White    Pajamas,
WorldCom/Telephony@Work, Sprint - Echopass and Avaya. Competition may also exist within many traditional  "bricks-and-mortar"  call centers,  including Convergis
Corp. and APAC Customer Services Inc.

            Our ability to compete  will depend on many  factors both within and beyond  our  control.  Some of the  factors  that could  potentially  affect our ability to compete are marketing initiatives,  sales efforts, pricing structure, technical  reliability,  timing,  and  market  acceptance  of our  products  and services. Competitors may quickly deploy products and e-commerce technology that could limit our expansion.  We expect our competition to increase in the future.
Many  of  our  potential   competitors  have  substantially  greater  financial,
technical  and  marketing  resources  than we do.  Increased  competition  could materially and adversely affect our business, financial condition and results of operations. We cannot guarantee that we will be able to compete successfully.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

            Our success is dependent in part on  intellectual  property  rights, including information technology, some of which is proprietary to us such as our software that  comprises  the learning  management  system and various  software integration  tools.  We  rely  on a  combination  of  nondisclosure  agreements, technical  measures,  trade secret and trademark laws to protect our proprietary rights.  We do not  presently  hold any  patents  for our  existing  products or services and presently have no patent applications pending. We have entered into confidentiality  agreements with most of our employees,  and anticipate that any future employees will also enter into such agreements.  We also attempt to limit access to and distribution of proprietary information. There can be no assurance that  the  steps  taken  by  us  in  this  regard  will  be  adequate  to  deter misappropriation  of  proprietary  information or that we will be able to detect unauthorized  use or take  appropriate  steps to enforce  intellectual  property rights.  In addition,  there can be no assurance that our  competitors  will not independently develop technologies that are substantially equivalent or superior to our technology.  Further,  the laws of many foreign  countries do not protect our  intellectual  property  rights to the same extent as the laws of the United
States. Our failure to protect our proprietary information could have a material adverse effect on our business, financial condition and results of operations.

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

            While we employ proprietary software technology and algorithms,  and conduct ongoing research and development, our future success will depend in part upon our ability to keep pace with advancing  technology,  evolving industry and changing  customer  requirements  in a  cost-effective  manner.  There can be no assurance that our  proprietary  software  technology and algorithms will not be rendered  obsolete  by other  technology  incorporating  technological  advances designed by competitors  that we are unable to incorporate  into our products or services in a timely manner.

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

EMPLOYEES

            At  June  30,  2001,  we had 25  full-time  employees.  None  of our employees  is  represented  by a  collective  bargaining  agreement  nor have we experienced  any work stoppage.  We consider our relations with our employees to be good.

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

E-LEARNING:  A type of education  where students work on their own at home or at the  office  and  communicate  with  faculty  and  other  students  via  e-mail,
electronic   forums,   videoconferencing   and  other  forms  of  computer-based
communication.

FIREWALL:  A  firewall  is a set of  related  programs,  located  on the  server functioning  as an entry point into a network,  that  protects the  resources of that network from users from other networks.

INFORMATION TECHNOLOGY (IT): Information Technology is an umbrella term used to describe all forms of technology used to create, store, exchange, and use information in its various forms.

INTERACTIVE VOICE RESPONSE:  Interactive voice response "gives data a voice." By using the touch-tones on a telephone keypad, or in some cases, the spoken voice, a caller can request,  manipulate, and in some cases modify data that resides on a "host" database somewhere.  Typical  applications  include:  banking by phone, checking  airline  reservations by phone,  checking credit card balance by phone and registering for college  courses by phone.  The technology is  "interactive"
because the user is prompted for  information  by the system.  For  example,  in banking by phone application,  the system will ask a caller to enter its account number from the telephone keypad. After the caller enters its number, the system interacts with the caller further by giving the caller additional options.

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

VIRTUAL SERVICE  PROVIDER  (VSP): A virtual  service  provider is a company that offers individuals or enterprises  electronic access to application programs and related  services that would  otherwise have to be located in their own personal or enterprise computers.

VOICE OVER-IP (VOIP):  Voice Over Internet  Protocol is a term used for a set of facilities and programs that manage the delivery of voice  information,  such as telephone calls, over the Internet.

                                  RISK FACTORS

            AN INVESTMENT IN OUR COMMON STOCK IS HIGHLY SPECULATIVE,  INVOLVES A
HIGH DEGREE OF RISK AND SHOULD BE CONSIDERED  ONLY BY THOSE PERSONS WHO ARE ABLE
TO  AFFORD  A LOSS OF THEIR  ENTIRE  INVESTMENT.  IN  EVALUATING  OUR  BUSINESS,
PROSPECTIVE  INVESTORS SHOULD  CAREFULLY  CONSIDER THE FOLLOWING RISK FACTORS IN
ADDITION TO THE OTHER INFORMATION INCLUDED IN THIS REPORT.

RISKS RELATING TO OUR FINANCIAL CONDITION

REPORT  OF  INDEPENDENT  AUDITORS  CONTAINING  AN  EXPLANATORY   PARAGRAPH  THAT
INDICATES GOING CONCERN UNCERTAINTIES.

            Our independent  auditors have included an explanatory  paragraph in their report on our financial  statements  contained in this Report stating that the financial statements have been prepared based on the assumption that we will continue as a going concern and that our losses from operations  since inception and our negative  working capital raise  substantial  doubt about our ability to continue  as a going  concern.  See  "Management's  Discussion  and  Analysis of
Financial Condition and Results of Operations" and the financial  statements and notes thereto included elsewhere in this Report.

WE MAY NOT SUCCESSFULLY RESTRUCTURE OUR BUSINESS.

            We recently  restructured  our business  activities  in light of the current  business climate and capital markets in order to reduce costs and focus on  Contact  and  e-Learning.  We  have  recently  ceased  all of our  Community
operations.   We  also  recently  sold  our  Hosting  operations.  We  are  also considering  additional  staff reductions in order to reduce costs. No assurance can be made  that we  will be  successful  in our  efforts  to  restructure  our business  to focus on Contact  and  e-Learning.  There may be ongoing  costs and liabilities associated with our restructuring.

WE ARE A NEWLY FORMED COMPANY WITH A LIMITED OPERATING HISTORY AND VERY LIMITED
REVENUES.

            InfoCast  Corporation was organized in December 1997. We have a very limited operating history upon which you can evaluate us, our future performance and  our  prospects.  We have  only  recently  developed  several  products  and services. We have just begun to offer these products or services on a commercial basis. You must consider our prospects in light of the risks, expenses,  delays, problems  and  difficulties  frequently  encountered  by  new  businesses  in an emerging  and  evolving  industry.  One of  these  risks  is  that  we  may  not successfully  implement our business  plans,  which are described in more detail elsewhere in this  Report.  We may not be able to  successfully  deal with these risks, expenses, delays and problems.

WE HAVE A HISTORY OF  CONTINUING  LOSSES AND  CANNOT  GUARANTEE  THAT WE WILL BE
PROFITABLE.

            Since our founding, we have generated very limited revenues and incurred losses as follows:

            o     $96,161  for the  period  from July 29,  1997  (inception)  to
                  December 31, 1997;

            o     $423,872 for the year ended December 31, 1998;

            o     $3,083,921 for the three-month period ended March 31, 1999;

            o     $31,657,184 for the year ended March 31, 2000; and

            o     $99,167,767 for the year ended March 31, 2001.

            As a result  of  these  losses,  we had an  accumulated  deficit  of
$133,922,905  at March 31,  2001.  We  continue  to have  losses.  Since we will continue to have a high level of operating expenses and will be required to make significant up-front expenditures in connection with the proposed development of our  business,  we will  continue to incur  losses for at least the  foreseeable future. Additionally,  we may continue to incur losses until such time, if ever, as we are able to generate  sufficient  revenues to finance our  operations.  We cannot assure you that we will ever be able to generate  significant revenues or achieve  profitable  operations.  For  further  information,  see the  financial statements and the notes thereto included as elsewhere in this Report.

WE NEED ADDITIONAL FINANCING.

            We  believe  we will  need  approximately  $8  million  to fund  our development  plans over the next twelve months.  Our current cash is expected to fund our cash  requirements  until  September  30, 2001.  Thereafter,  if we are unable to raise additional financing,  we may not be able to continue as a going concern.  There can be no assurance  that we will be able to achieve our current development plans due to the risks, expenses,  delays, problems and difficulties encountered by new businesses in an emerging and evolving industry. Thus, we may need additional financing as a result of unexpected expenses,  delays,  problems and  difficulties  in  developing  our business.  Such  financing may be debt or equity  financing.  If we incur  indebtedness or issue debt securities,  we will face risks  associated with incurring  substantial  indebtedness,  including the risks  that  (i)  interest  rates  may  fluctuate  and  (ii)  cash  flow  may be
insufficient   to  pay  principal   and  interest  on  any  such   indebtedness.
Furthermore,  we cannot  assure  you that we will be able to  obtain  additional financing  on  commercially  reasonable  terms.  We may not be  able  to  obtain additional  financing at all. If we were to need  additional  financing  and are unable to obtain additional financing, our ability to meet our current plans for development and expansion would be materially adversely affected.

WE FACE POTENTIALLY LARGE ENVIRONMENTAL LIABILITIES DUE TO OUR PAST MINING
ACTIVITIES.

            Prior  to  1999,  our  sole  business  was  mining  exploration  and development.  We owned 100% of Madison Mining Corporation ("Madison") and 94% of
Gold King Mines Corporation ("Gold King"). Madison controlled 1,500 acres in the
Adler Gulch mining district in Montana,  owned mining and milling  equipment and certain patented and unpatented  mineral claims.  The Madison property contained several mines which had been  productive in the past,  including the Cornucopia,
El Fleeda, U.S. Grant, Bamboo Chief, St. Lawrence and Silver Bell.

            Gold King  owned  82% of three  properties  including  the Gold King
Mines and the Minnehaha Mine in the mining  district near  Silverton,  Colorado.
The Gold  King  properties  included  a lease of 212 acres of  patented  mineral claims,  ownership  of 11  unpatented  mineral  claims  covering  29  acres  and ownership of 219 acres of fee land.

            In  November  1998,  the voters in the State of Montana  approved an initiative  to ban cyanide  leach  processing in that State for all new open pit gold and silver mines and to prohibit  expansion of existing mines using cyanide leaching.  In our  opinion,  these  initiatives  seriously  affected  our future planned  operations  at our  mines.  In late  1998,  we sold our  mining-related assets.

            The  mining  and  mineral  processing   industries  are  subject  to
extensive governmental regulations for the protection of the environment.  These include regulations relating to:

            o     air and water quality;

            o     mine reclamation;

            o     solid and hazardous waste handling and disposal; and

            o     the promotion of occupational safety.

            Neither our current management team nor our prior management team is aware of any environmental  liabilities  faced by us. However,  we could be held responsible for any environmental  liabilities relating to the mining businesses that we sold. These liabilities could be large and could have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATING TO OUR BUSINESS

THE  INDUSTRY  WHICH WE ARE  INVOLVED IN IS A NEW ONE, AND WE DO NOT KNOW IF OUR
PRODUCTS OR SERVICES WILL GAIN ACCEPTANCE.

            As is  typically  the case in an  emerging  industry,  we face  high
levels  of  uncertainty   related  to  demand  and  market  acceptance  for  our
newly-introduced  services and products.  Achieving such acceptance will require us to create  awareness  and demand for our services and  products,  and through this to attract  customers for our products and  services.  We cannot assure you that we will be able to generate  such  awareness or demand,  or that we will be able to attract customers. Our failure to do either will have a material adverse effect on our business, financial condition and results of operations.

WE FACE SIGNIFICANT RISKS ASSOCIATED WITH OUR GROWTH STRATEGY AND EXPANSION AND
OUR BUSINESS PLANS MAY CHANGE.

            We are a  newly-formed  company  and are  still  in the  process  of deploying  our products and  services.  We have just begun to offer  products or services on a commercial  basis. Our ability to implement our business plan will substantially depend on, among other things, our ability to:

            o     hire and retain skilled management,  financial,  marketing and other personnel;

            o     successfully manage growth;

            o     monitor our operations,

            o     control our costs; and

            o     maintain effective quality controls.

            We expect to hire an additional 20 employees over the next 12 months for the  development  of our Contact  application.  We cannot assure you that we will be able to hire and retain such personnel or that we will be able to expand such capacity. If we are unable to do so, our growth strategy will be negatively affected.  Our  plans  are also  subject  to  change  as a result of a number of factors, including:

            o     progress or delays in the deployment of our technologies;

            o     the availability of funding on commercially reasonable terms;

            o     changes in market  conditions  relating  to our  products  and services; and

            o     competitive factors relating to our products and services.

            We cannot assure you that we will be able to successfully  implement our business strategy or otherwise expand our operations.  We also cannot assure you that, if our plans do change, that we will be able to successfully implement any new plans which we may devise.

WE  MAY  NOT  SUCCESSFULLY  MANAGE THE  IMPLEMENTATION  OF  OUR  RECENT  PRODUCT
DISTRIBUTION CHANNEL AGREEMENTS.

            We recently  entered into product  distribution  channel  agreements with  AT&T  Corp.and  AT&T  Canada for our Contact  solution  and with a number of smaller distributors for our e-Learning solution. We expect to hire an additional  20  employees  over the next 12 months  to  assist  in the  business expected to be generated in the Contact

solution as a result of the AT&T distribution  channel agreements.  There can be no assurance that we will successfully  manage the deployment of these products.
If we are not successful in managing such  deployment,  our business,  financial condition and results of operations will be materially adversely affected.

WE FACE A GREAT DEAL OF COMPETITION FOR OUR PRODUCTS AND OUR SERVICES.

            The market for our products and services is highly  competitive  and the technology involved changes very rapidly.  There are many companies that act as virtual service providers,  offering third-party application hosting to their customers.  We do not know of any other company  currently  offering the Contact and e-Learning applications developed by us.

            With  respect  to  our  e-Learning   application,   our  competition
currently  consists  of many  companies  offering  learning  via  CD-ROM and the
Internet.  With respect to the Contact  application,  our competition  currently consists of companies offering  traditional  telephony call center solutions and the many Internet Service Providers.

            We believe that our ability to compete  depends on many factors both within and beyond our control. These include:

            o     the success of our marketing and sales  efforts,  and those of our competitors;

            o     the price and  reliability  of our products and services,  and those of our competitors; and

            o     the timing and market  acceptance of the products and services being developed by us and by our competitors.

            Our   competitors   may  quickly  deploy   products  and  e-commerce
technology that could limit our expansion. Furthermore, we expect competition in the  markets  which we seek to  serve to  increase  in the  future.  Many of our potential  competitors  have  substantially  greater  financial,  technical  and marketing  resources  than we do.  Increased  competition  could  materially and adversely affect our business, financial condition and results of operations. We cannot assure you that we will be able to compete successfully.

WE MAY NOT BE ABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL.

            Our  ability to  continue  to develop  and market our  services  and products depends,  in large part, on our ability to attract and retain qualified personnel.  Competition  for such  personnel is intense and we cannot assure you that we will be able to retain and attract such personnel.

WE HAVE LIMITED INTELLECTUAL PROPERTY PROTECTION.

            Our success is dependent in part on  intellectual  property  rights, including  rights  having  to do  with  information  technology.  Some  of  this information technology is proprietary to us. This includes:

            o     software   developed  by  us  that   comprises   the  learning
                  management system;

            o     a filtering engine;

            o     a  corporate   hosted  e-mail  service  that   integrates  our
                  filtering  engine with industry  standard e-mail and directory servers from Netscape and Sun Microsystems;

            o     contact center  methodology  software which incorporates third party domain application solutions;

            o     Community software application; and

            o     various software integration tools.

            We rely on a  combination  of  nondisclosure  agreements,  technical measures,  trade secret and trademark laws to protect our proprietary rights. We do not  presently  hold any patents for our  existing  products or services  and
presently   have  no  patent   applications   pending.   We  have  entered  into
confidentiality  agreements  with our employees and  anticipate  that any future employees will also enter into such agreements.  We also attempt to limit access to and distribution of proprietary information.

            We cannot  assure you that the steps taken by us in this regard will be adequate to deter misappropriation of proprietary information or that we will be  able to  detect  unauthorized  use or  take  appropriate  steps  to  enforce intellectual property rights. We cannot assure you that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.  Further,  the laws of many foreign  countries do not protect our  intellectual  property  rights to the same extent as the laws of the United
States. If we fail to protect our proprietary information,  such a failure could have a material adverse effect on our business,  financial condition and results of operations.

WE  FACE  THE  RISK  OF  OTHER  PARTIES  CLAIMING  THAT  WE  INFRINGE  ON  THEIR
INTELLECTUAL PROPERTY.

            From  time to time,  other  parties  may  assert  exclusive  patent, copyright, trademark and other intellectual property rights to technologies that we use. We may need to take legal  action to defend  ourselves  against  claimed infringements  of the rights of others or to determine the scope and validity of the proprietary  rights of others.  We may also need to take legal action in the future to enforce and protect  trade  secrets  and other  intellectual  property rights which we own.  Any such legal action could be costly and cause  diversion of our  management's  attention,  either of which could have a material  adverse effect on our business, financial condition and results of operations.

            Furthermore,  adverse  determinations  in the  course of such  legal action could result in several negative consequences to us, including:

            o     the loss of our proprietary rights;

            o     the imposition of significant liabilities on us (including the possible indemnification of our customers);

            o     requiring us to secure licenses from other parties; or

            o     preventing  us from  manufacturing  or selling our products or services.

            Any one of these  consequences  could have a material adverse effect on our business, financial condition and results of operations. We have not been a party to any such litigation to date.

            We have not conducted a formal patent search  relating  generally to the  technology  used in our  products or services.  In  addition,  since patent applications  in the United States are not publicly  disclosed  until the patent issues and foreign patent applications  generally are not publicly disclosed for at least a portion of the time that they are pending, applications may have been filed by other parties which, if issued as patents, would relate to our products or services.

            Software  comprises a substantial  portion of the  technology in our products. The scope of protection accorded to patents covering  software-related inventions  is  evolving  and is  subject  to a degree of  uncertainty  that may increase  our risk and cost if we discover the  existence  of patents  issued to other  parties which are related to our software  products,  or if other parties assert such patents against us in the future. Patents have been granted recently on fundamental  technologies in software,  and patents may issue which relate to fundamental technologies incorporated into our products or services.

WE MAY NOT BE ABLE TO KEEP UP WITH CHANGING TECHNOLOGY.

            While we employ proprietary  software  technology and algorithms and conduct ongoing research and development, our future success will depend in part upon our ability to keep pace with advancing  technology  and evolving  industry and changing customer requirements in a cost-effective  manner. We cannot assure you that our proprietary software technology and algorithms will not be rendered obsolete by other technology  incorporating

technological advances designed by competitors that we are unable to incorporate into our products or services in a timely manner.

            The market for our products and services is characterized by rapidly changing  technologies.  The rapid development of new technologies increases the risk that current or new  competitors  could  develop  products or services that would reduce the  competitiveness  of the  Company's  products or services.  Our success  will  depend to a  substantial  degree  upon our  ability to respond to changes in technology and customer requirements.  This will require us to timely select,  develop  and market new  products  or services  and  enhancements  on a cost-effective basis. The development of new,  technologically advanced products or  services  is a complex  and  uncertain  process,  requiring  high  levels of innovation.

            The  introduction  of new and  enhanced  products or  services  also require that we manage  transitions  from older products or services in order to minimize disruptions to our customers and within our business.  We cannot assure you that we will be  successful  in  developing,  introducing  or  managing  the transition  to new or enhanced  products or services.  We cannot assure you that any such products or services will be  responsive  to  technological  changes or will gain market acceptance.  Our business,  financial  condition and results of operations would be materially  adversely  affected if we are  unsuccessful,  or incur  significant  delays,  in developing  and  introducing  such new products, services or enhancements.

                                   OTHER RISKS

WE HAVE A SUBSTANTIAL NUMBER OF SHARES SUBJECT TO REGISTRATION RIGHTS

            We have an obligation to register for resale a substantial number of shares of Common Stock pursuant to previously granted registration rights. Given the limited  market to date for our Common  Stock,  our ability to register  for resale on a timely basis all of the shares of Common Stock that we are obligated to register pursuant to registration rights may be restricted.

WE HAVE NOT AND DO NOT EXPECT TO PAY DIVIDENDS.

            We have not paid  cash  dividends  on our  Common  Stock  since  our inception.  We do not intend to pay cash  dividends  on our Common  Stock in the foreseeable  future. We intend to reinvest earnings,  if any, in the development of our business.

WE HAVE A LIMITED TRADING MARKET, AND THE PRICE OF OUR COMMON STOCK MAY BE QUITE
VOLATILE.

            There is a limited public trading market for our Common Stock on the
OTC Bulletin  Board.  We cannot assure you that a regular trading market for our
Common Stock will ever develop or that, if developed,  it will be sustained.  As is the case with the securities of many emerging companies,  the market price of our Common Stock may also be highly volatile.  Factors such as (i) our operating results  and (ii)  announcements  by us or our  competitors  of new  products or services, may significantly impact the market price of our securities.

            In addition,  in recent  years,  the stock market has  experienced a high level of price and volume  volatility  and market prices for the securities of many companies have experienced wide fluctuations not necessarily  related to the  operating  performance  of  such  companies.  Our  Common  Stock  may  also experience such volatility.

WE ARE  SUBJECT TO FOREIGN  EXCHANGE  RISK ON  CONVERSION  OF FUNDS FROM U.S. TO
CANADIAN DOLLARS, AND VICE VERSA.

            We receive the proceeds from our private placements in U.S. dollars.
It is our  practice  to maintain  all excess cash in U.S.  dollars and to invest these funds in short term,  interest bearing,  U.S. dollar deposits.  We convert
U.S.  dollars to Canadian  dollars on an as-needed basis to meet Canadian dollar expenses.  We incur a portion of our expenses in Canadian  dollars and therefore we are exposed to fluctuations in the foreign exchange rate between the Canadian and U.S. dollar.

                           CORPORATE GOVERNANCE RISKS

YOU MAY BE  SUBJECT TO  SUBSTANTIAL  DILUTION  IF THE MANY  SHARES OF OUR COMMON
STOCK WHICH ARE  RESERVED  FOR  ISSUANCE  PURSUANT TO OPTIONS AND  WARRANTS  ARE
EXERCISED,  AND WE MAY FACE  DIFFICULTY  OBTAINING  FINANCING IN THE FUTURE AS A
RESULT OF THESE OPTIONS AND WARRANTS.

            We have  reserved  2,250,000  shares  of Common  Stock for  issuance pursuant to our 1998 Stock  Option Plan,  pursuant to which  options to purchase
1,650,000 shares of our Common Stock at an exercise price of $1.00 per share are outstanding.

            We have  also  reserved  2,000,000  shares of our  Common  Stock for issuance  pursuant to our 1999 Stock Option Plan,  pursuant to which  options to purchase  1,595,000 shares of our Common Stock at an exercise price of $4.00 per share are outstanding

            We have  also  reserved  2,000,000  shares of our  Common  Stock for issuance  pursuant to our 2000 Stock Option Plan,  pursuant to which  options to purchase  334,000  shares of our Common Stock at an exercise  price of $4.00 per share,  options to  purchase  50,000  shares of our Common  Stock at an exercise price of $2.00 per share and options to purchase  886,670 of our Common Stock at an exercise price of $1.00 per share are outstanding.

            We also have options outstanding that were issued outside such plans to purchase  1,025,100  shares of our Common Stock at an exercise price of $4.00 per share.

            Since March 31, 2001, we have granted options to purchase  1,317,000 shares of our Common Stock at an exercise price of $1.00.

            We have issued warrants to purchase an additional (i) 576,000 shares of our Common  Stock at exercise  prices  ranging from $5.00 to $8.75 per share,
(ii) 500,000  shares of our Common Stock at an exercise price of $4.00 per share
(viii)  6,398,841  shares of our Common Stock at an exercise  price of $0.75 per share.  There are an additional  1,160,000  shares of Common Stock  reserved for issuance  upon the  conversion  of our 7%  Convertible  Subordinated  Debentures
(assuming a conversion price of $6.00 per share for the debentures).

            We have issued  warrants to purchase (i) 1,084,167  shares of Common
Stock at an exercise  price of $7.50 per share and (ii) 192,500 shares of Common
Stock at an exercise price of $2.00 per share in connection with the issuance of our  convertible  subordinated  debentures.  We have issued warrants to purchase
475,800  shares  of  Common  Stock at an  exercise  price of $2.50  per share in connection with several private placements.

            We have issued, in connection with the i360 acquisition,  options to purchase  245,100  shares of our Common Stock at an exercise  price of $4.00 and common stock purchase warrants to purchase an additional 2,067,875 shares of our
Common Stock at exercise prices ranging from $0.33 to $3.18 per share.

            We have also  issued  common  stock  purchase  warrants  to purchase
397,957  shares of our Common Stock at an exercise price of $3.6687 per share to
Sun Microsystems Inc. in connection with a private placement. Of these warrants,
288,928  unexercisable   warrants  were  cancelled  pursuant  to  a  termination
agreement in May 2001.

            We have also issued  warrants to  purchase  6,398,841  shares of our
Common  Stock,  at an  exercise  price of $0.75 per share,  in  connection  with several private placements.

            In March 2001,  we issued  warrants to  purchase  262,000  shares of common  stock at an  exercise  price of $0.3333 per share in  connection  with a lawsuit settlement.

            The existence of the outstanding  options,  warrants and convertible debentures may hinder our efforts at obtaining future  financings.  In addition, the exercise  and/or  conversion of any such options,  warrants or debentures in the future  could  dilute  the net  tangible  book  value of our  Common  Stock.
Further,  the holders of such options and  warrants may exercise  them at a time when we would  otherwise be able to obtain  additional  equity  capital on terms more favorable to us.

THE FUTURE  ISSUANCE  OF SHARES OF OUR  PREFERRED  STOCK MAY  NEGATIVELY  EFFECT
HOLDERS OF OUR COMMON STOCK.

            We are  authorized  to issue up to  100,000,000  shares of preferred stock,  $.001 par value per share.  Such preferred stock may be issued in one or more series, on such terms and with such rights, preferences and designations as our Board of Directors may determine. Such preferred stock may be issued without action by stockholders.

            No shares of preferred stock are currently outstanding. However, any future  issuance of  preferred  stock could  adversely  affect the rights of the holders of Common Stock,  and therefore reduce the value of our Common Stock. In particular,  specific  rights granted to future holders of preferred stock could be  used to  restrict  our  ability  to  merge  with or  sell  our  assets  to a third-party,  thereby preserving control of InfoCast  Corporation by its present owners.

ITEM 2. PROPERTIES

            Our  corporate  headquarters  are  located in 4,881  square  feet of leased  office space in Tucson,  Arizona and our  operational  headquarters  are located in 10,483 square feet of leased office space in Chicago,  Illinois.  Our lease in Tucson, Arizona expires in July 2004 and our lease in Chicago, Illinois expires on October 30, 2002.  Along with our  subsidiaries,  we also lease other facilities that are not material to our business.  As part of the  restructuring of the Company,  the Company decided to relocate its executive office to Tucson, and has taken steps to  sub-lease  its  Toronto  facility.  We believe  that our existing  facilities are adequate for our needs for the  foreseeable  future and that if we need additional  space, it will be available on favorable  terms. The cost related to the  sub-lease of the Toronto is not  determinable  at this time and has not been recorded in the accounts for the period ending March 31, 2001.

ITEM 3.  LEGAL PROCEEDINGS

            In October  2000,  a former  employee of the  Company  filed a legal action  against the Company and certain of its directors  and officers  alleging wrongful  dismissal  and  negligent  misrepresentation.  The claimant is seeking wrongful dismissal damages of Cdn$50,000.00  (approximately US$ 32,000,  damages for "loss of opportunity" Cdn$1,000,000.00  (approximately US$ 640,000, punitive
damages  of  Cdn$50,000.00   (approximately  US$  32,000,  unspecified  "special
damages",  together  with interest and costs.  The  Plaintiff's  employment  was terminated  on July 28,  2000 and  plaintiff  seeks six months'  severance.  The
Company has not yet prepared a statement of defense. Management believes that it has a valid defense to the claim and intends to defend it vigorously. By a court order dated  February  19,  2001,  the action was  dismissed  with  prejudice as against some  directors  and officers of the  Company,  In addition,  management believes that the results of this matter will not have a material adverse impact on the Company,  although an unfavorable  decision could have a material adverse affect on the Company's business,  financial condition and results of operation.
No provision has been made in the accounts in respect of this claim.

            In April  2000,  i360 inc.,  an entity  acquired  by the  Company in
August 2000,  received a demand from Mr. and Mrs. Joseph  Lemoine.  Mr. and Mrs.
Lemoine are the principals of an entity called Hope International Outreach. They have alleged that i360  breached two distinct  contracts  with them.  One of the contracts  is alleged to consist of two  letters,  dated  September  and October
1999, respectively, signed by the Lemonies and countersigned by i360 relating to a potential  business  arrangement  whereby i360 would provide certain  Internet services  for Hope  International  in return  for Hope  International  providing potential  customers for the internet  services.  The second alleged contract is not in writing but allegedly relates to a potential business arrangement whereby
i360 would provide certain  Internet  services to establish  on-line  e-commerce website  for Hope  International  in  return  for  certain  payments  from  Hope
International.  In June 2000, i360 inc. filed a declaratory  action against Hope
International  Outreach,  Inc. d/b/a Hope International,  in the Tucson, Arizona
United States  District Court seeking to have the court rule that no enforceable contracts  existed.  The  lawsuit  was served on Hope  International  Outreach's registered agent, Joseph Lemoine, Jr., on September 19, 2000.

            On or about July 12, 2000,  Hope  International  Outreach and Joseph
and Diane Lemoine,  individually,  filed a lawsuit against i360 inc. in Colorado
State court with respect to the above-described  alleged contract breaches. Such suit claims an  unspecified  amount of  damages.  On  September  14,  2000,  the
Company's  Colorado  counsel

removed the lawsuit to United States District Court for the District of Colorado
on the basis of  diversity.  InfoCast has filed  motions with the United  States
District Court for the District of Colorado requesting a stay and/or transfer of the Colorado action to Arizona. On or about November 7, 2000, a local magistrate ordered  discovery to begin.  InfoCast's  Rule 26  disclosures  (disclosures  to identify,  among other things,  relevant  witnesses)  were filed on November 14,
2000. On November 9, 2000, the court scheduled a hearing on the Company's motion to stay for February 16, 2001. On November 28, 2000, Hope International Outreach
filed a motion for leave to  supplement  their  response  in  opposition  to the
Company's  motion to stay and/or  transfer.  On December 18,  2000,  the Company filed its response in opposition  to Hope  International  Outreach's  motion for leave  to  supplement.  On  December  13,  2000,  the  Company  served  on  Hope
International  its first set of  interrogatories,  request for  admissions,  and request for production of documents. On December 27, 2000, the Lemoines and Hope
International  filed a suggestion  of mootness and request to vacate  hearing on the Company's motion to stay. On January 10, 2001, Hope  International  Outreach filed an unopposed  motion for  extension of time to January 29, 2001 to respond to the  Company's  first set of  interrogatories,  request for  admissions,  and request for production of documents. On January 12, 2001, the Company's Colorado counsel in this action filed a motion to withdraw from the case. This motion was granted on January 16, 2001. On January 18, 2001, the Company  indicated to Hope
International that the Company would not oppose Hope  International's  motion to consolidate the Arizona and Colorado actions.

            In March 2001, the Company settled the lawsuits between itself, Hope
International  and the  Lemoines.  The Company paid Hope  International  and the
Lemoines  an  aggregate  of $50,000 and issued  three-year  warrants to purchase
262,000  shares of Common  Stock at an  exercise  price of $0.3333  per share in settlement.

            While  the  Company  believes  that  these  matters  will not have a material adverse effect on its financial position, a protracted litigation or an unfavorable  decision  could  materially  affect the  Company's  operations  and financial  condition  through the consumption of management time and utilization of scarce financial resources.

            Other than  reported  above,  we are not  currently  involved in any material legal  proceedings.  From time to time,  however,  we may be subject to claims and lawsuits arising in the normal course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were  submitted to a vote of the holders of the Company's
Common Stock during the fourth quarter of the Company's  fiscal year ended March
31, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

            The Company's  Common Stock is currently  traded on the OTC Bulletin
Board  under  the  symbol  "IFCC."  Prior  to  changing  its  name  to  InfoCast
Corporation  on December 31,  1998,  its Common Stock traded on the OTC Bulletin
Board under the symbol  "GNRS." The following  table sets forth the high and low bid prices on the OTC Bulletin Board for the periods  indicated,  as reported by the OTC Bulletin Board. Such prices represent quotations between broker-dealers,
do  not  include  retail  mark-ups,   markdowns  or  commissions,  and  may  not
necessarily reflect prices in actual transactions.

                                                   High          Low

2000 (April 1, 1999 to March 31, 2000)
--------------------------------------

First Quarter                                      $10.12        $4.50

Second Quarter                                     $13.00        $7.00

Third Quarter                                      $8.88         $5.56

Fourth Quarter                                     $10.25        $5.81

2001 (April 1, 2000 to March 31, 2001)
--------------------------------------

First Quarter                                      $7.38         $2.63

Second Quarter                                     $6.87         $2.37

Third Quarter                                      $5.41         $0.45
                                                   $1.88         $0.34
Fourth Quarter

            On July 13, 2001,  the last  reported sale price of the Common Stock on the OTC Bulletin Board was $0.44 per share.

HOLDERS

            As of May  31,  2001,  there  were  382  holders  of  record  of the
Company's Common Stock.

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

SALE OF UNREGISTERED SECURITIES

            The  following  unregistered  securities  were issued by the Company during the quarter ended March 31, 2001:

     DATE OF         DESSCRIPTION OF      NUMBER OF SHARES          OFFERING/                               NOTES
 SALE/ISSUANCE       SECURITIES ISSUED    SOLD/ISSUED/SUBJECT       EXERCISE
                                          TO OPTIONS OR WARRANTS                                  PRICE PER SHARE

January 24, 2001      Common shares              112,000                           Issued as consideration for
                                                                                   consulting services

January 24, 2001      Common shares               30,000                           Issued as consideration in
                                                                                   exchange for $300,000 line of
                                                                                   Credit

January 25, 2001      Options                    136,670              $1.00        Granted to various employees
                                                                                   under the 2000 Stock Option
                                                                                   Plan

February 8, 2001      Warrants                 4,500,885              $0.75        Granted as part of private
                                                                                   placement of common shares

February 8, 2001      Common shares            9,001,770                           Issued as part of a private placement

February 15, 2020     Common shares              250,000                           Issued as part of lease termination
                                                                                   agreement for Tucson premises

February 20, 2001     Common shares              632,671                           Issued upon conversion of
                                                                                   convertible debenture

March 15, 2001        Options                    750,000              $1.00        Granted to an employee
                                                                                   under the 2000 Stock Option
                                                                                   Plan

March 22, 2001        Common shares            1,218,636                           Exchange of InfoCast Canada
                                                                                   exchangeable shares into
                                                                                   InfoCast common shares

March 23, 2001        Warrants                 1,897,956              $0.75        Granted as part of private
                                                                                   placement of common shares

March 15, 2001        Warrants                   262,000              $0.33        Issued as part of a lawsuit settlement
March 15, 2001        Warrants                   750,000              $1.00        Issued as part of financing services agreement

March 23, 2001        Common shares            3,795,912              $0.50        Issued as part of a private placement

            The  issuance  of these  securities  is  claimed  to be exempt  from registration  pursuant to either  Section 4(2) or Regulation S of the Securities
Act of 1933,  as amended,  as  transactions  by an issuer not involving a public offering. There were no underwriting discounts or commissions paid in connection with the issuance of any of these securities.

ITEM 6.   SELECTED FINANCIAL DATA

            The  selected  financial  data for the year ended March 31, 2001 set forth below are derived from our financial statements included elsewhere in this
Report and are qualified by reference to and should be read in conjunction  with such  financial  statements,  including  the notes  thereto,  and  "Management's
Discussion  and  Analysis of  Financial  Condition  and  Results of  Operations"
included  elsewhere in this Report.  The financial  statements as of and for the year ended March 31, 2001, the year ended March 31, 2000, the three months ended
March 31,  1999,  the year ended  December 31, 1998 and the period from July 29,
1997  (inception)  to December  31, 1997 have been audited by Ernst & Young LLP, independent auditors.  The information for the three months ended March 31, 1998 is unaudited  and, in the opinion of our  management  contains  all  adjustments
(consisting  only  of  normal  recurring   adjustments)  necessary  for  a  fair
presentation  of our financial  position and results of operations at such dates and for such periods.  The historical results for the periods ended December 31,
1997 and 1998 and March 31, 1998 are those of Virtual Performance  Systems.  The historical  results are not necessarily  indicative of the results of operations to be expected in the future.

                                                                                                                         PERIOD FROM
                                                                                                                       JULY 29, 1997
                                                                                   THREE MONTHS ENDED    YEAR ENDED   (INCEPTION) TO
                                              YEAR ENDED      YEAR ENDED               MARCH 31,         DECEMBER 31,   DECEMBER 31,
                                             MARCH 31, 2001  MARCH 31, 2000      1999           1998         1998           1997
Statement of Operations Data:

Revenues                                   $  2,164,751    $    305,754    $       --     $     43,446   $   43,446     $    3,508

General, administrative and selling
Expense                                      14,652,558       7,391,128         635,334         42,494      375,302         47,954

Stock option compensation expense             1,200,883      13,351,908       2,256,938           --           --             --

Research and development expense              1,202,223       5,186,265         162,914         19,703       88,180         51,257

Interest and loan fees                        2,731,565       1,913,482          23,562           --           --             --

Amortization                                 10,107,649       4,315,180           4,144           --           --             --

Depreciation                                    904,900         495,401           5,507            870        3,836            458

Write-down of VCC technology                  1,616,567            --              --             --           --             --
------------------------------------------------------------------------------------------------------------------------------------

Total expenses                               32,416,345      32,653,364       3,088,399         63,067      467,318         99,669
------------------------------------------------------------------------------------------------------------------------------------
Interest income
                                                 94,377         132,057           4,478           --           --             --
------------------------------------------------------------------------------------------------------------------------------------

Net loss for the period                     (99,167,767)    (31,151,184)      3,038,921         19,621      423,872         96,161
------------------------------------------------------------------------------------------------------------------------------------
Net loss per share                                 3.19            1.37            0.27         478.56         0.55       2,345.39

                                            AS OF MARCH 31,                                            AS OF DECEMBER 31,
                                                  2001          2000             1999          1998          1998          1997
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
Cash and cash equivalents                   $ 2,607,267     $ 3,637,931     $ 3,092,445    $       --     $   25,595   $      301

Working capital                              (4,146,603)      5,823,306       2,840,129       (126,785)     (564,601)    (106,438)

Total assets                                  8,326,028      34,569,481       4,025,076         47,510       143,467       28,604
Long term debt and obligations under
capital leases, excluding current
portion                                       7,935,047       4,302,836            --

Stockholders' equity (deficiency)            (6,634,192)     22,295,007       3,493,112       (115,376)     (496,667)     (94,459)

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

            The  following  discussion  should be read in  conjunction  with our historical  financial  statements and notes thereto  included  elsewhere in this
Report on Form 10K.

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
Cheltenham  Interactive  and Cheltenham  Technologies  were merged into InfoCast
Canada on March 31, 2000. On August 15, 2000,  InfoCast acquired a 100% interest in i360 Inc.  ("i360")  at which time i360  merged  with and into  InfoCast  and became the  Community  division  of  InfoCast.  InfoCast  Corporation,  InfoCast
Canada,  HomeBase and i360 are  collectively  referred to in this section as the
"Company".

Overview

            We are a development stage technology  company that has developed an infrastructure  to deliver,  on a pay per use basis,  a solution  that  enhances communication by our customers and their employees and/or  customers.  The first of two  applications  included in the solution is a virtual call center solution known as InfoCast Contact ("Contact"), which unifies customer contact options in a single  integrated  system  providing  voice,  chat and e-mail  functionality, enabling our customers to provide a high level of customer  service.  The second application,  called InfoCast e-Learning ("e-Learning), is a complete electronic learning  environment  which  increases  productivity  and drives down education costs by giving  corporate  and  academic  learners  access to  up-to-the-minute training and certification through e-Learning's web-based portal, which provides access to training and management  resources  specific to the CRM industry.  The
Company  included  the  operation  of two other  divisions,  which  supplied the software service  applications  until they were wound down in the quarter ending
March 31, 2001.  These two divisions were called the Community  division,  which was recently closed, and the Hosting division, the assets of which were recently sold to a third  party.  These two groups had a  relatively  high cash burn rate with little expectation of profitable operations.

THE COMPANY WAS RESTRUCTURED BEGINNING IN JANUARY 2001.

The  employee  workforce  was  reduced  by  approximately  43 in  the  Community operations, approximately 23 in the Hosting operations, and by three 3 corporate officers. As of March 31, 2001, we had closed down our community division and as at April 25, 2001, we had sold our hosting  division's  operating assets. We are in the  process  of  winding  down the  non-operating  assets of  Homebase  Work
Solutions Ltd.

A NEW MANAGEMENT TEAM OF EXPERIENCED EXECUTIVES HAS BEEN HIRED TO LEAD THE
COMPANY.

WILLIAM C. LOWE was hired as Chairman and CEO in March,  2001. He is regarded as the "Father of the IBM PC". Mr. Lowe is a pioneer in the information  technology industry,  having worked in senior executive positions at Fortune 500 companies, as well as consulting  with  start-ups.  In addition to leading the group within
IBM that developed the IBM Personal Computer, Mr. Lowe has held senior executive management  positions with IBM, Xerox Corporation,  Gulfstream Aerospace and New
England Business Services. As Executive Vice President of Xerox Corporation,  he
led all development and manufacturing on a global basis. Mr. Lowe also served as
Chairman and CEO of Gulfstream Aerospace  Corporation during the period when the industry-leading  GV aircraft  was  developed.  In recent  years,  he has helped
Internet-based start-up software companies develop successful business plans and experience revenue growth.

STEPHEN WILLIAMS was hired as President and COO. A former director of operations at Hanley-Wood, a leading business-to-business media conglomerate,  Mr. Williams brings to InfoCast more than twenty years of successful  experience in strategic
brand-building   and  a  proven  track  record  of  exceptional   organizational
management including  streamlining,  exploiting synergies,  and driving revenues and profits.  Mr.  Williams will play an instrumental  role in leading  InfoCast through its next phase of growth and profitability.

Previously  Mr.  Williams held key positions with  Hanley-Wood,  LLC., a leading business-to-business  media conglomerate with 5 divisions and annual revenues of
$200 million. While at Hanley-Wood,  Mr. Williams led strategic initiatives that helped the  company  to achieve  its growth  objectives  and he  supervised  the integration of advanced call center technology,  establishing Hanley-Wood as the pre-eminent print media center in North America.  Prior to joining  Hanley-Wood, he  was a  partner  and  Executive  Vice-President  of  Select  Media  Group  in
Vancouver,  B.C.,  and held  numerous  consulting  roles  with  The  CertainTeed
Corporation,  ABT Co,  and  Owens  Corning.  He  holds a degree  B.A.,  Business
Administration from the University of Western Ontario.

TEAMCEO was contracted for a two year period to help energize  Infocast's  sales efforts and to develop the AT&T relationship.  The team includes Drew VanVooren, who will assume  responsibility for US Sales and Strategic Channel  Distribution
of InfoCast products and services, Richard Hawkinson who will provide technology services and assume  responsibility for all product management,  development and technical  services,  and Malcolm  Lotzof who will be  responsible  for business development.  The new management  team brings over 12 years of experience in the successful building of companies and software billing and integration  products.
Together they have achieved large returns to founders,  employees, and investors for numerous other companies.

TODD  CALLAHAN was hired as VP of Products to lead the  E-learning  opportunity.
Most recently,  Mr. Callahan held the position of Chief  Technology  Officer for
Lifestart  Inc.  located in Chicago,  and served as a consultant  for  Knowledge
Computing  Corp.  in  Tucson,  Arizona.   Additionally,   he  has  held  various
engineering  positions with Raytheon Missile Systems located in Tucson,  Arizona and was the  Vice  President  of  Operations  for  Algorithm  Test &  Evaluation
Services in San Antonio,  Texas. As an Engineering  Fellow for Raytheon  Missile
Systems, Mr. Callahan led the $4.5billion National Missile Defense program.

Throughout his career, Mr. Callahan has gained extensive experience in strategic
execution  of  product   development  and  delivery.   Mr.   Callahan   attended
Pennsylvania  State  University where he achieved his Bachelor of Science degree in Electrical  Engineering,  and has also pursued  Graduate  Studies in Computer
Science at Johns Hopkins University in Baltimore,  Maryland and Graduate Studies
in  Advanced  Linear  Mathematics  and  Computer  Science at the  University  of
Southern California.

VIGIC - A wholly owned  subsidiary of Golder Rauner agreed to provide  financial
consulting,   mergers  and  acquisitions  and  intellectual   property  strategy
assistance  to  InfoCast  and Jim  Malackowski,  its COO  joined  the  Board  of
InfoCast.  VIGIC Services will be a financial and business  advisor,  focused on capital funding, acquisition and intellectual property strategy for InfoCast.

APRIL/MAY, 2001

Since the arrival of TeamCEO,  substantial  progress  has been made in marketing and  customer  development  with  AT&T  Corp  and  AT&T  Canada  on the  Contact application  to  capitalize on  InfoCast's  contracts  with AT&T to provide this capability to AT&T's Solutions Group.

 .

APRIL, 2001

InfoCast signed a contract with AT&T Canada to provide its Contact products. The
Company  signed a contract  with  e-Fundi of South  Africa to supply  vocational learning courses to government run school systems. The primary objective of this agreement is to provide an  affordable  training  solution to each of the 32,000 schools  throughout  South Africa,  helping them progress toward  outcomes-based education.  To date,  one-third  of the schools has  committed  to the  InfoCast
e-Learning solution.

The solution will provide  students  with all of the  necessary  tools to access state-of-the-art  course content  through an advanced and  proprietary  delivery system solution developed by InfoCast.

Within the first year of the  contract,  e-Fundi has  committed  to a $4 million purchase  of  InfoCast's  integrated  learning  solution  that  includes  a full
curriculum  for  computer   fundamentals  and  Microsoft   Office.   Information

Technology  (IT) skills  training  (including  MCSE Windows 2000 and A+ Training
Courseware), will also be part of the first phase of learning for students.

JUNE, 2001

The Company expects to sign an agreement with Bell Canada to become the internet based provider of call center agent training  systems for this leading  supplier of call center solutions.

InfoCast  faces a  significant  opportunity  to  improve  performance  and  take advantage of the new  management  talent that has been brought into the company.
Operations have been  streamlined;  are directed out of the Chicago,  Il and the
Tucson, AZ areas. Under performing operations have been closed and accounted for and  management's  focus has been clearly  applied to the Contact and e-Learning solutions.

OUR ABILITY TO CONTINUE AS A GOING CONCERN IS DEPENDENT ON A NUMBER OF FACTORS.

            1.    We must  capitalize on our Contact  contracts  with AT&T Corp and AT&T Canada as well as develop a more varied  customer set and non-US distribution.

            2.    We must  capitalize on e-Learning  contracts with Bell Canada,
                  e-Fundi  of  South  Africa  and  Lambton  College  as  well as developing other  e-Learning  revenue  opportunities.  We must also exploit the intellectual  property in our contact academy
                  e-Learning solution, which is aimed at call center agents.

            3.    We are dependant on arranging  financing  which will allow the company to develop its market  potential and deliver  products including the activities identified in number 1 and 2 above.

            4.    We have been working through our partnership with VICIC LLC to identify  acquisitions,  which will  strengthen  the company's intellectual company position and performance potential.

            While we have made  progress  in raising  capital  through the first half of the 2001  calendar  year,  most of these  resources  have  been  used to strengthen the Company and close non-performing assets. The Company is currently negotiating for an investment of $5 million in equity financing and separate $10 million  credit  lines  from two  other  potential  lenders.  While we expect to finalize these financings in the quarter ending September 30, 2001, there can be no  assurance  that  the  Company  will  be  successful  in  raising  additional financing. If the Company is unable to raise any additional financing,  there is substantial doubt about the Company's ability to continue as a going concern.

Results of Operations

Year ended March 31, 2001 vs. year ended March 31, 2000

Impairment of Assets and Restructuring Charges

            In the quarter  ended  March 31,  2001,  we revised our  development plans and  undertook  measures to  substantially  reduce its  ongoing  operating budget,  including the decision to wind-down our Community Division  (previously known as i360  inc.  prior to its  acquisition  by the  Company)  and  divest or wind-down  our Hosting  Division  (the  Company's  wholly  owned  Homebase  Work
Solutions Ltd.  subsidiary),  and focus  specifically  on the development of the
Contact and e-Learning application solutions.  As at March 31, 2001, we recorded an impairment of assets and  restructuring  charge of $95,832,450  for the costs and impairment charges associated with our decisions.

            Subsequent  to the  latest  fiscal  year-end,  we  also  decided  to relocate our corporate  offices to Tucson,  Arizona.  The associated  relocation costs were not  recorded in the  accounts at March 31,  2001,  and have not been determined at this time.

As at March 31,  2001,  we  wrote-down  the  unamortized  carrying  value of the goodwill (Community,  $20,950,561; Hosting $3,935,435) and intellectual property
(Community,   $55,487,671;  Hosting  $12,143,037)  related  to  these  Divisions
(acquired  through the  acquisition  of Homebase and i360) to our  estimated net realizable value of these assets of nil.

We also wrote-off $116,114 relating to the leasehold improvements and certain of the furniture  and fixtures in the  Community  Division and $80,544 of Corporate
head office  leasehold  improvements  to their  estimated net realizable  value.
Furthermore,  during the year ending March 31, 2001, Digital Outcry, an Internet start-up in which the company had invested,  became inactive,  and we wrote down its net asset of $84,581 to the estimated net realizable  value of nil. We wrote down $628,118 and $15,482 relating to other assets in the Hosting Division

The restructuring provision also encompasses exit costs and write-downs totaling
$25,517. No provision was made regarding the Hosting Division,  as there were no costs incurred or anticipated beyond March 31, 2001.

As of March 31, 2001, we had closed down the Community  division and as at April
25, 2001 we sold the hosting division's  operating assets. We are in the process of winding down the non-operating assets of Homebase Work Solutions Ltd.

The employee  workforce  was  consequently  reduced by  approximately  43 in the
Community operations, and approximately 23 in the Hosting operations. Associated employee termination costs of $132,199 were paid out prior to March 31, 2001 and were recorded as Community  division  employee  termination costs in addition to
$189,394 accrued as of March 1, 2001. There were no employee  termination  costs paid with respect to the Hosting  division  because the employees  were provided with working notice. In addition, $909,388 has been accrued in respect of unpaid
Community  division  employee  and  executive  termination  costs.  Furthermore, employee termination costs of $988,504 in respect of the decision to terminate 3 corporate  officers has been recorded in corporate  division exit costs of which the entire amount was payable as at March 31, 2001, and approximately $22,500 of which has been paid as of June 30,  2001.  This amount is payable  over 12 to 24 months  unless the Company  completes a $ 7 million  financing  at which time it becomes payable immediately.

On April 25, 2001,  the  operating  assets of the hosting  division were sold in consideration  for the buyer  assuming  certain  liabilities  of  Homebase  Work
Solutions existing as at March 31, 2001,  including the assignment of the leases for the Sun Microsystems equipment in its Calgary,  Alberta facility recorded at
$1,320,760  as at March 31,  2001,  and certain  specific  liabilities  totaling
$80,500  (Cdn$124,769) and the assumption of certain operating commitments as of
April 1, 2001.  Subsequent to the sale of the operating assets, the buyer ceased operations and has filed for bankruptcy protection. Other than the assignment of the leases for the Sun  Microsystems  equipment,  the  specific  liabilities  of
$80,500,  the lease for the office facility in Calgary and other operating costs had not been assigned to the buyer. The specific  liabilities of $80,500 and the capital  lease of $ 1,320,148 are included in the  Company's  liabilities  as at
March 31, 2001.  The net assets sold pursuant to this agreement have been valued at the book value of the capital lease  obligation that the Company was released from subsequent to year-end.

In addition,  we wrote down the other Hosting  division net  operating  asset by
$643,593,  which included the  write-down of the computer  systems under capital lease in Homebase by $168,028 to the  Company's  estimate of the net  realizable value of  $1,320,760,  and wrote down the  remaining  operating  assets to their estimated net realizable value of nil. The net realizable value of $1,320,760 is equal to the book value of the related capital lease obligations.

As a result of the  bankruptcy  of the  purchaser  of the Hosting  division  net assets,  we will  assume  responsibility  for the  $80,500  related to  specific liabilities.  In addition, we may incur costs associated with the termination of the Hosting  division  office lease for which the amount cannot be determined at this time and has not been  recorded in the accounts as at March 31,  2001.  The continuing  obligation for these premises is included in the commitment schedule below.

The hosting and  subscription  revenues as well as a significant  portion of the consulting revenues will not continue as a result of these decisions.

As a result,  the  Company  charged  $95,832,450  to  impairment  of assets  and restructuring charge, as follows:

Write-off of Community Division intellectual property                 55,487,671
Write-off Community Division goodwill                                 20,950,561
Write-down of Community capital  assets                                   82,427
Write-down of Community Division other assets                             83,687
Community Division severance costs                                     1,041,587
Other Community Division exit costs                                       10,041
Community Division lease termination  (note 9)                           300,775
Write-down of Hosting Division capital assets                            628,118
Write-down of Hosting Division other assets                               15,482
Write-off of Hosting Division intellectual property                   12,143,037
Write-off of Hosting Division goodwill                                 3,935,435
Corporate division severance costs                                       988,504
Write-off of Investment in Digital Outcry (note 12)                       84,581
Write-off of Corporate head office leasehold improvements                 80,544
                                                                     -----------
                                                                     $95,832,450
                                                                     ===========

Revenues

            Revenue increased from $305,754 for the year ended March 31, 2000 to
$2,164,751  for the year  ended  March  31,  2001 as we  began  to grow  hosting revenues and hosting  related  consulting  services and started to earn distance learning  revenues during the year ended March 31, 2001.  Also,  included in the revenue for the year ended March 31, 2001 is $971,035 for subscription  services and portal development services from our Community Division (formerly i360 inc.)
acquired on August 15, 2000. Subscription revenues were included from August 15,
2000 (date of  acquisition)  to January 31,  2000.  However,  as a result of our decision  to shut  down  our  Community  and  Hosting  Divisions,  the  hosting,
subscription  and  most  of  the  existing   consulting   revenue  streams  will
discontinue.   Revenue  from  our  remaining  Contact  and  e-Learning  business generated less than $100,000 during the year ended March 31, 2001.

            Consulting  revenue  increased from $52,403 for the year ended March
31, 2000 to $589,555  for the year ended March 31, 2001 as we  continued to grow the customer base in providing  application  services  provider  hosting related consulting  services.  Most of these  revenues  were  earned  from  our  hosting division, which was shut down in April 2001.

            Distance  Learning  revenue was relatively flat from $39,712 for the year ended  March 31,  2000 to $33,509  for the year ended March 31, 2001 as the
Company continued to deliver courses through electronic media.

            Hosting revenue  increased from $51,360 for the year ended March 31,
2000 to $371,461 for the year ended March 31, 2001 as the Company  continued its growth in providing  hosting related  services to a larger customer base. All of these  revenues  were earned from our hosting  division,  which was shut down in
April, 2001.

            Subscription   services  revenue  and  Portal  Development  services
revenue  increased  from zero for the year ended March 31, 2000 to $971,035  for the year ended March 31, 2001 through the activities of our Community  division, performing  Internet  Service Provider  ("ISP") related  services.  Subscription revenues were  included  from August 15, 2000 to January 31, 2001.  All of these revenues were earned from our Community division, which was shut down on January
31, 2001.

            Miscellaneous  revenue  increased  from  $162,279 for the year ended
March 31, 2000 to $199,191 for the year ended March 31, 2001.  This  increase is primarily due to revenue  received from a customer related  management  services contract.

            Interest income decreased from $132,057 for the year ended March 31,
2000 to $94,377  for the year ended  March 31, 2001 due to a decrease in average cash  reserves  during year ended March 31, 2001  compared  year ended March 31,
2000.  The proceeds  received from the private  placements in 2000 and 2001 were invested in short term
                                       30

deposits which generated  interest income for us during the year ended March 31,
2000 and March 31, 2001 respectively, consistent with our investment policy.

Expenses

            General,   administrative   and  selling  expenses   increased  from
$7,391,128 for the year ended March 31, 2000 to  $14,652,558  for the year ended
March 31,  2001.  The  Company  recorded  approximately  $3,100,000  as expenses directly  related to revenue in the  twelve-month  period  ended  March 31, 2001 compared to approximately $148,000 for the same period ended March 31, 2000. The balance of the increase in expenses during the twelve-month  period ending March
31, 2001 over the same period  ending  March 31, 2000 was due to the addition of our Community  division  (formerly i360 Inc) acquired on August 15, 2000,  which contributed  approximately $5,400,000 of expenses, full year of Hosting division
expenses  this  year  compared  to  partial  year  expenses  last  year,   which
contributed approximately $2,650,000 to the increase in expenses, and due to the development of the Company's corporate  management and business development team during  2001.  During  the  last  quarter  of the year  ended  March  31,  2001, management revised its development plans and undertook measures to substantially reduce its ongoing  operating  budget,  including  the decision to wind-down its
Community  Division and divest or wind-down its Hosting  Division.  After taking into account the exit costs,  we expect a significant  reduction in the general, administrative and selling expenses in fiscal 2002. The Company will continue to evaluate its cost structure and adjust its  organization to reflect its changing business  environment.  The outcome of these matters cannot be predicted at this time.

            Stock option compensation expense decreased from $13,351,908 for the year ended March 31, 2000 to $1,200,883 for the year ended March 31, 2001.  This decrease is mainly due to a significantly lower number of unvested stock options outstanding  during the year ended  March 31,  2001  compared to the same period last year and the large  intrinsic  value  resulting from stock options  granted under the  Company's  1998 stock option plan that was amortized to income during the  twelve-month  period  ended  March 31,  2000.  Most of the  expense  in the twelve-month  period ending March 31, 2001 pertains to amortization to income of the unvested portion of stock options  outstanding granted to an officer outside of the stock option plan.

            Research and development  expenses decreased from $5,186,265 for the year ended March 31, 2000 to $1,202,233  for the year ended March 31, 2001.  The
Company incurred expenses of approximately  $768,000 in the twelve-month  period ended March 31, 2000 from the write off of advances  made to Applied  Courseware
Technology Inc. ("ACT") which had been used to fund development expenses related
to  the  electronic  conversion  of  courseware.   In  addition,   approximately
$1,045,000 of R&D expenses was incurred by HomeBase for the twelve-month  period ended March 31, 2000 compared to nil in the twelve-month  period ended March 31,
2001. The Company expensed  approximately  $450,000 related to the conversion of
e-Learning course content for the twelve-month period ending March 31, 2001. The
Company  has  written  off  approximately   $200,000  of  technology  (purchased
previously) in the  twelve-month  period ended March 31, 2001 as this technology was no longer compatible with the Company's technological strategy.

            Interest and loan fees increased from  $1,913,482 for the year ended
March 31, 2000 to $2,731,565 for the year ended March 31, 2001. The  convertible subordinated  debentures  that were  issued in April 2000,  June 2000,  November
2000,  and December  2000 have a conversion  feature that was  in-the-money  and exercisable  at the dates of issuance  resulting in the  intrinsic  value of the feature of  approximately  $2,137,000  being charged to interest  expense at the time the debentures  were issued.  The balance  relates to interest  recorded on capital leases and convertible debt.

            Amortization  expenses  increased from $4,315,180 for the year ended
March 31, 2000 to $10,107,649 for the year ended March 31, 2001. The variance is due to the amortization of approximately  $6,264,000 of the completed technology and goodwill  acquired  through the acquisition of i360 on August 15, 2000, over the  subsequent  6.5 months to March 31,  2001.  As a result of our  decision to
write-off  the  goodwill  and   intellectual   property   acquired  through  the
acquisition of Homebase and i360, future amortization expense from our remaining assets is expected to be reduced significantly.

            Depreciation  expenses  increased  from  $495,401 for the year ended
March 31, 2000 to $904,900  for the year ended March 31,  2001.  The increase is due to the increase in the depreciable  asset base for the  twelve-month  period ended March 31, 2001 compared to the twelve-month period ended March 31, 2000 as a result of the  addition  of  depreciable  asset base of i360 Inc.  acquired on
August 15, 2000.

            Loss on sale of marketable  equity investment was $2,626,297 for the twelve-month  period  ended March 31,  2001  compared to nil for the same period last  year due,  to the sale of  130,000  common  shares  of a  publicly  traded company. We do not hold any more shares in this company.

            Unrealized gain on marketable equity investment and reclassification adjustment  from the sale of  marketable  equity  investment  of $287,500 in the twelve month period ending March 31, 2001,  was due to the  reclassification  of previous  unrealized losses recorded in the comprehensive  loss to realized loss charged to income in respect to the sale of the 130,000 shares of the marketable equity investment.

            The recovery of income taxes  relates  mainly to the decrease in the difference  between the accounting and tax bases of the intellectual  properties acquired through the acquisitions of Homebase and i360 to NIL as a result of the write-off of these assets during the year ended March 31, 2001.

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

Three months ended March 31, 2001 vs. three months ended March 31, 2000

            Revenue increased from $155,969 for the three months ended March 31,
2000 to $598,002  for the three  months ended March 31, 2001 as we began to grow our hosting revenues and hosting related consulting services and started to earn distance  learning  revenues during the three month period ended March 31, 2000.
Subscription  revenues  terminated January 31, 2000 when the subscriber base was transferred to a third party as we shut down the Community division.

            Interest income decreased from $23,695 during the three months ended
March 31, 2000 to $3,598  during the three months ended March 31, 2001.  This is due to the average cash balance  being lower in the  three-month  period  ending
March 31, 2001 compared to the same period last year.

            General,   administrative   and  selling  expenses   increased  from
$1,813,891 for the three months ended March 31, 2000 to $4,414,846 for the three months ended March 31, 2001.  The  increase was due the  acquisition  of i360 in
August  2000 and the  development  of the  Company's  corporate  management  and business  development  team during the year ending  March 31,  2001.  During the quarter year ended March 31, 2001,  management revised its development plans and undertook  measures  to  substantially  reduce  its  ongoing  operating  budget, including  the  decision  to  wind-down  its  Community  Division  and divest or wind-down  its Hosting  Division.  After taking into account the exit costs,  we expect a  significant  reduction  in the  general,  administrative  and  selling expenses in fiscal 2002.

            Stock option compensation  expense decreased from $1,447,850 for the three  months  ended March 31, 2000 to $260,193 for the three months ended March
31,  2001.  This  decrease  is mainly due to a lower  number of  unvested  stock options outstanding during the three months ended March 31, 2001 compared to the same period last year and

the large  intrinsic  value  resulting  from  stock  options  granted  under the
Company's  1998  stock  option  plan that was  amortized  to income  during  the three-month period ended March 31, 2000.

            Research and development  expenses decreased from $1,583,046 for the three  months  ended March 31, 2000 to negative  $684,179  for the three  months ended March 31, 2001. Research and development  expenses during the three months ended March 31, 2001 included  approximately  $160,000 related to the conversion of e-Learning courses from a disc to an Internet format and  reclassification of
$858,711for  write-off  of  technology  in the  previous  quarter  to a separate account in this quarter.

            Interest  and loan  fees  decreased  from  $1,913,482  for the three months  ended March 31, 2000 to $107,354  for the three  months  ended March 31,
2001,  mainly as a result of the intrinsic value of the in-the-money  conversion feature of the convertible  debenture issued in March 2000,  versus the interest expense on capital leases and convertible  debentures in the three-month  period ended March 31, 2001.

            Amortization expenses decreased from $1,240,850 for the three months ended March 31, 2000 to $117,070 for the three months ended March 31, 2001.  The decrease is due to the  write-down  of our Hosting  division  assets in December
2000,  which resulted in lower  amortization of the goodwill in the three months ended March 31, 2001.

            Depreciation  expenses  decreased from $284,496 for the three months ended March 31, 2000 to a negative  $55,358 for the three months ended March 31,
2001. The decrease is due to the write-down of our Hosting  division's assets in
December 2000 and a further  negative  adjustment of  approximately  $256,000 in depreciation expense related to the quarter ended December 31, 2000.

            Unrealized loss on marketable equity investment and reclassification adjustment  of $287,500 in the three month period  ending March 31, 2000 was due to the unrealized  loss on revaluation of marketable  equity  investment.  These investments were sold prior to the quarter ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The ability of us to continue as a going  concern is uncertain  and is dependent on a number of factors including our ability to arrange financing in addition to the  financing  arranged  through  to July 13,  2001  (note 16 in the  "Notes to
Consolidated Financial Statements"),  our ability to manage and defer certain of its liabilities and the continued  support of our management  team. In the event that we are  unable to raise  financing  in  addition  to the  financing  raised through July 13, 2001,  we will likely be unable to continue  operations  beyond
September 2001. We are currently  negotiating and evaluating  various  financing alternatives,  including equity and convertible debenture private placements. In
addition,  we  have  signed  distributions   agreements  that  are  expected  to
accelerate the Company's revenue base for our Contact and e-Learning businesses.
Subsequent  to the quarter ended  December 31, 2000, we revised our  development plans and  undertook  measures to  substantially  reduce our  ongoing  operating budget, including the decision to wind-down our Community Division and divest or wind-down  our Hosting  Division.  As of March 31, 2001,  we had closed down our
Community  Division  and as at April  26,  2001,  we sold our  Hosting  Division assets.  In the event that  sufficient  financing  is not received by the end of
July 2001, we will implement  additional  expenditure cuts,  including  employee termination  and the  deferment  of  management  salaries,  further  curtail the payment of our  liabilities,  and  negotiate  the  curtailment  of the  interest payments on our convertible  debentures (note 10). These actions will likely not extend our  operations  beyond  September 2001 without the benefit of additional financing.  We will  continue  to  evaluate  its cost  structure  and adjust our organization to reflect our chancing business environment.  The outcome of these matters cannot be predicted at this time.

At March 31, 2001, we had cash and cash equivalents of $2,607,267 and a negative working  capital of  $4,146,603.  Prior the fiscal year ended March 31, 2001, we raised cash proceeds of $14,221,231,  net of share issue costs, from a series of private  placements of the Company's common stock.  During the year ending March
31,  2001,  we  issued  320,674  shares  of  Common  Stock at $3.12 in a private placement with Sun Microsystems Inc. (see "Agreement with Sun Microsystems Inc."
below) in September 2000,  12,797,682  shares of Common Stock at $0.50 per share in a private  placement  from  February  2001 to March 2001.  In the year ending
March 31, 2001, we have raised cash  proceeds of  $6,711,622  from these private placements, net of share issuance costs.

From our  inception  through  to March  31,  2001,  we have  used  approximately
$25,427,000 for operating  activities before changes in non-cash working capital balances mainly as a result of general,  administrative and selling and research and development  expenditures,  net of revenues. We used a further approximately
$3,798,000  for the purchase of capital  assets,  $2,975,000  on the purchase of distribution rights,  approximately  $1,612,000 on the acquisition costs of i360 and approximately  $172,000 in a joint venture. We funded our uses of cash since inception  though  to March  31,  2001  from the cash  flow  from our  financing activities of approximately  $30.3 million,  most of which was received from the sale of common shares, warrants and convertible  debentures.  From April 1, 2001 to July 13, 2001, we received $1,644,000 from our financing activities.

Sale of marketable securities

            In  February  2000 we issued  500,000  shares  of Common  Stock in a private  placement for which we received  150,000  shares of  restricted  Common
Stock of another publicly traded company as consideration,  of which we retained
130,000 shares after commissions. During the twelve-month period ended March 31,
2001, we sold all the shares during the same period for proceeds of $1,561,203.

Convertible debentures

            Immediately  prior to March 31,  2000,  we raised  cash  proceeds of
$3,225,000,  net of  commissions,  from  issuance  of  convertible  subordinated debentures.  In April 2000,  we issued  additional  2,500  units of  convertible subordinated debentures and warrants to purchase common stock at $1,000 per unit for  proceeds  of  $2,325,000,  net of  commissions.  In June  2000,  we  issued additional  960 units of  convertible  subordinated  debentures  and warrants to purchase  common  stock at  $1,000  per unit for  proceeds  of  $808,600  net of commissions.

            On November 7, 2000, we entered into a securities purchase agreement for  the  sale of  $2,500,000  aggregate  principal  amount  of our  convertible subordinated  debentures  ("Series  II  Debentures")due  2003  and  warrants  to purchase an  aggregate  of 250,000  shares of the  Company's  common stock at an exercise  price of $2.00  per  share to one  investor  for a  purchase  price of
$2,500,000 (the "November  Financing").  We closed on the sale of (i) $1,000,000 aggregate  principal  amount of such debentures and warrants to purchase 100,000 shares  of Common  Stock to such  investor  on  November  7,  2000 and  received proceeds of $1,000,000  and (ii)  $750,000  aggregate  principal  amount of such debentures  and  warrants  to  purchase  75,000  shares of Common  Stock to such investor on December  12, 2000 and  received  proceeds of $631,500 net of agency commissions of $118,500. We did not close on the final tranche of the financing.
The debentures are convertible  into the Company's  common stock at a conversion price equal to the lower of (i) U.S. $1.50 per share of common stock or (ii) 80%
of the average of the three lowest  closing bid prices of the  Company's  common stock for the 30 days immediately  preceding the conversion date,  unless at the conversion  date the common  stock is not  listed  and  posted for  trading on a recognized  stock  exchange or quotation  system,  in which case the  conversion price shall be U.S.  $1.50.  On November 28, 2000,  $300,000 of the  convertible debentures  were  converted  into 384,448  shares of our stock at the conversion price of $0.7833  per  share.  On  December  4, 2000,  another  $100,000  of the convertible  debentures  were  converted  to 133,973  shares of our stock at the conversion price of $0.75 per share. On December 21, 2000, a further $100,000 of the convertible  debentures were converted to 235,299 shares of our stock at the conversion price of $0.42833 per share. On February 14, 2001, a further $500,000 of the Series II  Debentures  were  converted  into 632,671  common  shares at a conversion  price of $0.80 per share.  On February  14,  2001,  we redeemed  the balance of the $750,000 of the principal amount.

Agreement with Sun Microsystems Inc.

            On  September  14,  2000,  we  entered  into an  agreement  with Sun
Microsystems Inc.  ("Sun"),  in which Sun purchased 320,674 shares of our common stock at $3.12 per share for total  proceeds of $1,000,000 on September 14, 2000 and in which we issued  warrants to purchase  397,957  shares of common stock at the exercise price of $3.67 per share to Sun applied  proportionately to a total of $7.3 million of lease financing by Sun. As at the date of the agreement,  Sun had approved $2.0 million lease financing line, resulting in 109,029 warrants of the 397,957  warrants  issued  exercisable  immediately at $3.67 per share. As a condition of the  investment  of the initial $1 million by Sun, we had committed to purchase $20 million worth of Sun products and technologies.  On May 4, 2001, the Company  entered into a Termination  Agreement with Sun  Microsystems to (i)
cancel the $7.3 million Lease financing Line, (ii) cancel 288,928  unexercisable warrants related to $5.3 million Lease financing  credits not approved at May 4,
2001,  (iii) cancel the  Company's  $20,000,000  purchase  obligation,  and (iv)
release  Sun from any  obligation  to further  investment  in the  Company.  The initial 109,029 warrants remain outstanding.

Sale of certain assets of Homebase Works Solutions Ltd.

            On April 25, 2001, we sold the operating  assets of our wholly owned subsidiary,  Homebase Works  solutions in  consideration  for the buyer assuming certain liabilities of Homebase Work Solutions,  including the assignment of the leases for the Sun  Microsystems  equipment  in its  Calgary,  Alberta  facility
(which had a net value of $1,320,760  at March 31, 2001) , and certain  specific liabilities  totaling $80,500  (Cdn$124,769).,  We are in the process of winding down the Homebase non-operating assets.  Subsequent to the sale of the operating assets, the buyer has ceased operations and has filed for bankruptcy protection.
Other than the assignment of the leases for the Sun Microsystems equipment,  the other  liabilities  including the specific  liabilities of $80,500 and the lease for the office  facility in Calgary had not been  assigned to the buyer and will resort back to the Company.  The Capital  leases  obligation,  which was part of this transaction will not resort back to the Company.

Advances from Related Parties

            In  January  2001,  a company  owned by a  Director  and  Officer of
InfoCast  advanced  the Company  approximately  $400,000 to assist us in meeting certain financial obligations. On February 15, 2001, we repaid the advance.

            In  March  2001,  a  company  owned  in part by some  Directors  and
Officers  of  InfoCast  advanced  the  Company  $693,000  as a  loan.  This is a non-interest bearing loan, payable on demand, and remains unpaid.

Lemoines

            On or about  July 12,  2001,  claims  were filed  against  i360 in a
Colorado  Court  alleging  breach of  contract  by i360 in  connection  with two alleged contracts  concerning the distribution of i360's service  offering.  The claim was for an indeterminate  amount of damages.  One of the alleged contracts consisted  of two  letters  signed  by the  claimant  and  countersigned  by the
Company,  while the second alleged  contract was not in writing.  In March 2001, the Company settled the lawsuits  between  itself,  Hope  International  and the
Lemoines.  The Company paid Hope  International and the Lemoines an aggregate of
$50,000 and issued  three-year  warrants to  purchase  262,000  shares of Common
Stock at an exercise price of $0.3333 per share in settlement.

Agreement with VIGIC Services LLC

            In March 2001,  the Company  entered  into an  agreement  with VIGIC
Services,  LLC, a CTCR Golder Rauner LLC company,  to render certain  consultant and  advisory  services  in  connection  with the  Company's  efforts to develop
operating   strategies,   pursue   possible   acquisitions  or  other  strategic
transactions,  and raise  financing  to March 31,  2004.  Under the terms of the agreement,  VIGIC is paid a monthly retainer of $16,666, and will be entitled to a  financing  fee of 7% of the gross  amount  raised in the event of a financing between the Company and an investor  introduced by VIGIC. Under the terms of the agreement,  VIGIC was also granted  warrants  expiring in March 2005 to purchase
1.5 million shares common stock of the Company, exercisable at $1.00 per share.

Agreement with Team CEO Corporation

            Effective  April 1, 2001, the Company entered into an agreement with
Team CEO  Corporation  to  develop  and  implement  a sales  infrastructure  and distribution  channels  including  the  associated  practices  and  processes to maximize the Company's revenue opportunities.  Under the terms of the agreement, which ends April 1, 2003,  Team CEO is to receive a monthly  fee of $50,000  and commissions  of 20% of the net  revenue for the first three sales and 14% of the net revenue  thereafter on the Company's  earned revenue,  will be entitled to a finders  fee of 20% of the  annual  compensation  in the event of the  hiring of professional  employees  introduced  by Team  CEO,  and  will be  entitled  to a financing  fee of 6% of the gross  amount  raised  in the  event of a  financing between the Company and an investor  introduced by Team CEO.  Under the terms of the  agreement,  the three  principals  of Team CEO  (Malcolm  Lotzoff,  Richard
Hawkinson  and Drew Van Vooren)  will each be granted  options to  purchase  1.2 million common shares of InfoCast at an option price of $1.00 per share.

Agreement with Small Caps Online

            In April 2000,  we  appointed  SmallCaps  Online  LLC, a  registered broker-dealer focused on identifying emerging growth companies in the healthcare and information  technology sectors, as financial  consultant and advisor to the
Company in connection with the Company's  general corporate  financial  advisory and investor and media relations needs in  consideration  for a monthly retainer fee of $9,000 per month.  Under the terms of the agreement,  we issued warrants, to purchase  200,000  shares of Common  Stock at an exercise  price of $6.50 per share and expiring April 5, 2006.

Contingencies

            In October 2000, a former  employee  filed a legal action against us and certain of our  directors  and  officers  alleging  wrongful  dismissal  and negligent misrepresentation.  The claimant is seeking wrongful dismissal damages of  Cdn$50,000  (approximately  US$32,000),  damages  for "loss of  opportunity"
Cdn$1,000,000  (approximately  US$  641,500),  punitive  damages  of  Cdn$50,000
(approximately  US$32,000),  unspecified "special damages",  interest and costs.
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

            As at March 31, 2001, the Company owed  approximately  $720,000 to a supplier of  telecommunications  services to its Community  division,  which was closed in February  2001,  pursuant to a services  agreement  dated December 28,
2000. On May 15, 2001, the Company and the supplier terminated the agreement and agreed to settle all financial  matters,  including  the $720,000  payable as at
March 31, 2001,a cancellation fee of approximately $600,000,  conditional on the payment of $450,000 by June 30, 2001.  The Company paid $50,000 during May 2001.
As at March 31, 2001, the Company recorded a liability of $720,000.  The Company renegotiated  the payment  terms,  pursuant to an agreement  dated July 9, 2001, whereby the Company paid $100,000 immediately, $100,000 will be paid on July 31,
2001,  $100,000  will be paid on August 15,  2001 and  $150,000  will be paid on
August 31,  2001.  In the event that the Company  does not follow  this  payment schedule,  the  full  balance,  less  payments  made to  date,  becomes  payable immediately.

            The  Company is not  involved  in any other  legal  proceedings  and disputes.  While we believe that these matters will not have a material  adverse affect on our financial  position,  a protracted  litigation  or an  unfavorable decision could materially affect our operations and financial  condition through the  consumption  of management  time and the  utilization  of scarce  financial resources.

Outlook

            Our  ability to  continue  as a going  concern is  uncertain  and is dependent  on a number of factors  including  our ability to arrange  additional financing.  We  believe  that  our  existing  cash  and  expected  limited  cash collections from sales of our Contact and e-Learning  products and services will be sufficient to fund our working capital requirements to September 30, 2001.

            The Company has had limited sources of revenue,  has incurred losses since inception and expects to incur additional  losses until such time as it is able to sell enough products and/or services where revenues will cover operating expenses and overhead.

            From  inception  to March 31,  2001,  the  Company has used cash for operating activities of approximately $25,426,000.  These expenditures have been offset by net cash provided by financing  activities,  principally the Company's private  placements  of common  stock and  convertible  debentures,  aggregating approximately $30,300,000.  Accordingly, as of March 31, 2001, the Company had a
negative working capital position of $4,146,603.

            Inasmuch  as the  Company  will  continue  to have a high  level  of
operating   expenses  and  will  be  required  to  make   significant   up-front
expenditures  in connection  with the  development of its business,  the Company anticipates  that losses will continue for at least the  foreseeable  future and until  such  time,  if ever,  as the  Company  is able to  generate  significant revenues or achieve profitable  operations.  As a result, in their report on the
Company's Financial  Statements as of March 31, 2001, the Company's  independent public accountants have included an explanatory paragraph that describes factors raising  substantial  doubt about the  Company's  ability to continue as a going concern.

            We are dependent on the proceeds of additional  financings to manage our working capital  deficiency and implement our revised  business plan. We are currently  negotiating  with several  investor  groups for potential  financing.
There can be no assurance  that  additional financing will be available to us on commercially reasoable  terms or at all. If we are unable to raise any additional financing,  there is substantial  doubt about our ability to continue as a going concern.

            Inflation has not been a major factor in our business.  There can be no assurances that this will continue.

New Accounting Pronouncements

            The  Financial   Accounting  Standards  Board  issued  Statement  on
Financial  Accounting  Standards  (SFAS)  No.133,   Accounting  for  Derivatives
Instruments and Hedging Activities in 1998. SFAS No. 133 establishes  accounting and reporting standards for derivative instruments, including certain derivative
instruments   embedded  in  other   contracts   (collectively   referred  to  as
derivatives),  and for hedging activities.  It requires that an entity recognize all  derivatives  as either assets or  liabilities in the statement of financial position and measure  those  instruments  at fair value.  For a  derivative  not designated as a hedging instrument,  changes in the fair value of the derivative are recognized in earnings in the period of change.  The Company must adopt SFAS
No. 133 for the year ended  March 31,  2002.  The  Company  does not believe the adoption of SFAS No. 133 will have a material  effect on the financial  position or results of operations of the Company.

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

            If the Canadian  dollar was 10%  stronger as at March 31, 2001,  the company's  working capital  deficiency  would have been higher by  approximately
$33,000.00

            The Company  issued  convertible  subordinated  debentures in March,
April, June,  November and December 2000, in the amount of $8.71 million,  which pay  interest  at a  fixed  rate of 7%.  Of this  amount,  $1.0  million  of the convertible  subordinated  debentures was converted to common stock. and another
$0.75 million of the convertible subordinated debentures was redeemed, leaving a balance of $6.96 million of convertible  subordinated debentures as at March 31,
2001.  The  Company is exposed to changes in  interest  rates as it affects  the value of the debt and the Company's relative cost of capital.

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

         Name                   Age                   Position
         ----                   ---                   --------

William C. Lowe                 60              Chairman  of the Board,  CEO, and Director
A. Thomas Griffis               59              Vice Chairman of the Board, Director
Stephen Williams                47              President, COO, and Director
Herve Seguin                    50              Chief Financial Officer and Secretary
George Shafran                  75              Director
James E. Malackowski            37              Director

            The officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's  stockholders,  and hold office until their death, until they resign or until they have been removed from  office.  The  Board  of  Directors  has  established  an  audit  committee consisting  of James E.  Malackowski  and  George  Shafran,  and a  compensation committee consisting of James E. Malackowski and A. Thomas Griffis.

            The following is a brief summary of the  background of each director and executive officer of the Company:

            Mr. Lowe has been a Director since February 4, 2001 and the Chairman of the Board and CEO of the Company since March 5, 2001.  Since January 1, 2001,
Mr. Lowe has been the Chief Executive  Officer of Evince  Corporation.  Mr. Lowe
provided strategic  management  consulting services to a variety of corporations between 1998 and 2000.  Mr. Lowe was Executive  Vice  President and President of
North American Operation of Moore Corporation Limited from December 1996 to July
1997. Mr. Lowe was President and Chief Executive Officer of New England Business
Services  Inc,  from 1994 to 1995.  From 1991 to 1993,  Mr.  Lowe was  Chairman,
President and Chief Executive Officer of Gulfstream Aerospace.  Previously,  Mr.
Lowe was Executive Vice President, Development & Manufacturing of Xerox from
1988 to 1991.  From 1962 to 1988, Mr. Lowe worked for IBM Corporation in various position which  included  being  Corporate Vice President and President of Entry
Systems Division at IBM Corporation and known as the "Father of the IBM PC".

            Mr.  Griffis has been a director of the  Company  since  January 12,
1999, the Vice-Chairman of the Board of the Company from January 12, 1999 to May
13, 1999, a  Co-Chairman  from May 13, 1999 to March 5, 2001,  and Vice Chairman since March 5, 2001. Since 1986, Mr. Griffis has been the founder and sole owner
of  Griffis   International   Limited,  a  management  consulting  and  business
development firm.  Griffis  International  Limited has focused its activities on the structuring, financing and management of emerging companies, particularly in the natural resource and high-tech sectors.

            Mr. Williams has been the President & Chief Operating Officer of the
Company since April 1, 2001 and a director since May 17, 2001. From October 1997 to March 2001,  Mr.  Williams  was  Director of  Operations  (consumer  Products
Division) at  Hanley-Wood,  LLC. From 1991 to September  1997, Mr.  Williams was
Executive Vice President at Select Media Group.

            Mr. Seguin has been the Chief Financial Officer of the Company since
January 4, 2000, and Secretary since May 17, 2000. From 1993 to 1999, Mr. Seguin was the Vice  President,  Finance  and the  Chief  Financial  Officer  of Promis
Systems  Corporation  Ltd. (now PRI  Automation,  Inc.), a software  development company, where he assisted in several rounds of public equity financing.

            Mr.  Shafran has been a director of the  Company  since  February 8,
1999. Mr. Shafran has been the President of Geo. P. Shafran & Associates,  Inc., a management,  marketing and investment  consulting  firm, for at least the last five years.  Mr.  Shafran serves as Senior  Consultant for the High  Performance
Group and serves as a consultant  to various  other  companies.  Mr.  Shafran is vice-chairman of the Board of Cardinal  Financial  Corporation,  Chairman of the
Advisory  Board of AAA  Potomac,  and a director of NVR  Mortgage,  Missing Kids
International,  is chairman of the Advisory Board of the AAA Potomac, and on the
Board of the National  Capital Chapter of the American Red Cross. Mr. Shafran is
also a director of I-Mark and Novecon Technologies.

            Mr.  Malackowski  has been a director of the Company  since March 5,
2001.  Mr.  Malakowski is a founding  Principal of VIGIC  Services,  LLC, a GTCR
Golder Rauner, LLC company, since July 2000. Previously, Mr. Malackowski was the
Principal and  co-Founder  of IPC Group LLC from August 1988 to June 2000.  From
1995 to 1999, Mr. Malackowski was Chairman and CEO of JEMAN  Technologies,  Inc.
Mr.  Malackowski is a recognized  expert in the field of  intellectual  property economics,  including  the subject of business  valuation  and has on  occasions served as an expert in Federal Court on related  matters.  Mr.  Malackowski is a director of e-wireless, Inc., Insignis, Inc., Evince, LLC, and Solutionary, Inc.

ITEM 11.   EXECUTIVE COMPENSATION

            The following table sets forth,  for the Company's 2000 fiscal year, all  compensation  awarded to, earned by or paid to the chief executive  officer
("CEO") and the four most highly  compensated  executive officers of the Company other than the CEO who were executive  officers of the Company during the fiscal year ended  March 31, 2001 and whose  salary and bonus  exceeded  $100,000  with respect to the fiscal year ended March 31, 2001.

                                                           SUMMARY COMPENSATION TABLE

                                                       Annual Compensation               Long-Term Compensation
                                                                         Other Annual         Securities               All Other
       Name and Principal           Fiscal                               Compensation         Underlying            Compensation
            Position                Year     Salary ($)    Bonus($)        ($)(1)               Options                   ($)
---------------------------         ----     ----------    --------      ------------         -----------           -------------

William C. Lowe,                   2001        $   --      $   --                             750,000                 30,000(2)
Chairman &  Chief                  2000        $   --      $   --           --                   --                      --
Executive Officer (1)              1999        $   --      $   --           --                   --                      --

James Leech, President             2001        $219,417    $  9,974         --                 40,313                    --
 and Chief Executive               2000        $130,846    $ 10,196         --                750,000                    --
 Officer (1)                       1999        $   --      $   --           --                   --                      --

Herve Seguin, Chief                2001        $132,980    $   --           --                 11,458                    --
Financial Officer                  2000        $ 33,985    $   --           --                350,000                    --
                                   1999        $   --      $   --           --                   --                      --

Carl Stevens, President,           2001        $ 225,000   $   --           --                  8,253                    --
 Virtual Call Centers and          2000        $ 76,875    $ 50,000         --                250,000                    --
  e-learning                       1999        $   --      $   --           --                   --                      --

(1) Mr. Leech was the Company's Chief Executive  Officer from January 12,1999 to
March 5, 2001. Mr. Lowe became the Company's Chief Executive Officer on March 5,
2001  and  was  paid  through  a  management   services  agreement  with  Evince
Corporation, a company controlled by Mr. Lowe.

See "Management Agreement with Evince Corporation" and "Employment Agreements."

(2)  Represents  fees paid to Evince  Corporation,  a company  controlled by Mr.
Lowe, pursuant to a management services agreement with the Company.

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

            The  Company  granted no stock  options in the year ended  March 31,
2001 and there were no options exercised under the 1998 Stock Option Plan in the year  ended  March  31,  2001.  As of  May  31,  2001,  1,650,000  options  were outstanding  under the 1998 Stock Option Plan at an exercise  price of $1.00 per share.

            The Company's  1999 Stock Option Plan (the "1999 Stock Option Plan")
was  approved by the Board of  Directors  of the Company on April 1, 1999 and by
the  stockholders of the Company on July 29, 1999. The purpose of the 1999 Stock
Option Plan is to create  additional  incentives  for the  Company's  employees, directors  and  others  who  perform  substantial  services  to the  Company  by providing an opportunity to purchase  shares of the Common Stock pursuant to the exercise of options  granted  under the 1999 Stock Option Plan.  The Company may grant  options that qualify as incentive  stock options under Section 422 of the
Code, and non-qualified stock options. Incentive stock options may be granted to employees  (including  officers and directors who are employees).  Non-qualified stock  options may be granted to  employees,  officers,  directors,  independent contractors  and  consultants  of the Company.  As of March 31, 2001,  2,000,000
shares were reserved for issuance  under the 1999 Stock Option Plan. As of March
31, 2001, 1,595,000 options were outstanding under the 1999 Stock Option Plan at an exercise price of $4.00. There were no options exercises under the 1999 Stock
Option Plan in the year ended March 31, 2001.

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

            The Company's  2000 Stock Option Plan (the `2000 Stock Option Plan")
was  approved by the Board of  directors  of the Company on June 14, 2000 and by the  stockholders  of the  Company on August 14,  2000.  The purpose of the 2000
Stock  Option  Plan  is  to  create  additional  incentives  for  the  Company's employees,  directors and others who perform substantial services to the Company by providing an opportunity  to purchase  shares of the Common Stock pursuant to the exercise of options  granted  under the 2000 Stock Option Plan.  The Company may grant  options that qualify as incentive  stock options under Section 422 of the Code,  and  non-qualified  stock  options.  Incentive  stock  options may be granted to employees  (including  officers  and  directors  who are  employees).
Non-qualified  stock options may be granted to employees,  officers,  directors, independent  contractors and  consultants of the Company.  As of March 31, 2001,
2,000,000 shares were reserved for issuance under the 2000 Stock Option Plan and
334,000 options had been granted at an exercise price of $4.00 per share, 50,000 options  had been  granted at an  exercise  price of $2.00 per share and 886,670 options had been  granted at an exercise  price of $1.00 per share.  As of March
31,  2001,  all of the options  granted were  outstanding.  There were no option exercises under the 2000 Stock Option Plan in the year ended March 31, 2001.

            The maximum number of shares that may be subject to options  granted under the 2000 Stock Option Plan to any  individual in any calendar year may not exceed  800,000 and the method of  counting  such  shares  shall  conform to any requirements applicable to "performance-based" compensation under Section 162(m)
of the Code. It is intended that  compensation  realized upon the exercise of an option  granted  under the 2000 Stock Option plan will  thereupon be regarded as
"performance-based"  under Section 162(m) of the Code and that such compensation may be deductible without regard to the limits of Section 162(m) of the Code.

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
Non-qualified  and incentive  stock options  granted under the 2000 Stock Option
Plan  are  not  transferable  other  than by will  or the  laws  of  descent  or distribution,  and each option that has not yet expired is  exercisable  only by the recipient during such person's lifetime,  or for 12 months thereafter by the person or persons  to whom the  option  passes by will or the laws of descent or distribution. The 1999 Stock Option Plan may be amended at any time by the Board of Directors, although certain amendments require stockholder approval. The 2000
Stock Option Plan will terminate on June 13, 2010, unless earlier  terminated by the Board of Directors.

OPTION GRANTS DURING FISCAL YEAR ENDED MARCH 31, 2001

            The  following  table  provides  information  related  to options to purchase Common Stock granted to the CEO and the named executive officers during the fiscal year ended March 31, 2001.  The Company  currently  does not have any plans providing for the grant of stock appreciation rights.

                                       43

-----------------------------------------------------------------------------------------------------------------------------
                                                                                          POTENTIAL REALIZABLE
                                                                                          VALUE AT ASSUMED
                                                                                          RATES OF STOCK PRICE
                                                                                          APPRECIATION FOR
           INDIVIDUAL GRANTS                                                              OPTION TERM
-----------------------------------------------------------------------------------------------------------------------------
                   NUMBER OF     % OF  TOTAL                                                5%             10%
                   SECURITIES    OPTIONS
                   UNDERLYING    GRANTED TO
                   OPTIONS       EMPLOYEES IN     EXERCISE PRICE
                   GRANTED (#)   FISCAL YEAR      ($/SH) (1)      EXPIRATION DATE
-----------------------------------------------------------------------------------------------------------------------------
William C. Lowe     750,000         47%           $1.00            March 5, 2005         $207,211      $457,883
-----------------------------------------------------------------------------------------------------------------------------
James Leech         40,313          3%            $1.00            January 25, 2004      $11,138       $24,611
-----------------------------------------------------------------------------------------------------------------------------
Herve Seguin        11,458          1%            $1.00            January 25, 2004      $3,166        $6,995
-----------------------------------------------------------------------------------------------------------------------------
Carl Stevens        8,253           1%            $1.00            January 25, 2004      $2,280        $5,039
-----------------------------------------------------------------------------------------------------------------------------

(1) The exercise  price is equal to or greater than the fair market value of the
Common  Stock on the date of grant.  The options  were granted for terms of five years.

(2) The potential  realizable  value portion of the foregoing table  illustrates values that might be realized upon exercise of the option  immediately  prior to the  expiration  of their  term,  assuming  the  specified  compounded  rates of appreciation on the Company's  Common Stock over the term of the options.  These numbers do not take into account  provisions  of certain  options  providing for
termination    of   the   option    following    termination    of   employment,
non-transferability  or  differences  in  vesting  periods.  Regardless  of  the theoretical  value of an option,  its ultimate value will depend upon the market value of the Common  Stock at a future  date,  and that  value will  depend on a variety of factors,  including the overall condition of the stock market and the
Company's  results  of  operations  and  financial  condition.  There  can be no assurance that the values reflected in this table will be achieved.

Fiscal Year End Option Values

            The following table provides  information  related to the number and value of options held by the CEO and the named executive officers at fiscal year end. No options were exercised in the fiscal year ended March 31, 2001.

---------------------------------------------------------------------------------------------------------------------
                                                   Number of Securities Underlying    Value of Unexercised
                                                   Unexercised Options at FY-End       In-the-Money options
Name                                                                                  at FY-end (1)
---------------------------------------------------------------------------------------------------------------------
                     Shares
                     Acquired     Value Realized
                     on
                     Exercise                      Exercisable    Unexercisable        Exercisable    Unexercisable
---------------------------------------------------------------------------------------------------------------------
William C. Lowe      --             --             250,000        500,000              $31,250        $62,500
---------------------------------------------------------------------------------------------------------------------
James Leech          --             --             540,313        250,000              $5,039         --
---------------------------------------------------------------------------------------------------------------------
Herve Seguin         --             --             244,792        116,666              $1,432         --
---------------------------------------------------------------------------------------------------------------------
Carl Stevens         --             --             174,920        83,333               $1,238         --
---------------------------------------------------------------------------------------------------------------------

(1) Based on the closing  price of a share of Common  Stock on March 30, 2001 of
$1.12 as reported on the OTC Bulletin Board.

Management Agreement with Evince Corporation

            Pursuant to a management  services  agreement,  effective  March 15,
2001, Evince Corporation, a company controlled by Mr. Lowe, the Chairman and CEO of the Company, provides financial management,  advisory and consulting services to the  Company.  The  agreement  provided  for an  initial  monthly  management services fee to Evince of $30,000 due on March 15,  2001,  $40,000 due April 15,
2001 and $50,000 per month  thereafter.  The Company extended credit to Mr. Lowe in the form of an 18 month $200,000  non-interest  bearing loan, the proceeds of which were utilized to purchase common shares of the Company.  On March 5, 2001,
Mr. Lowe was granted options to purchase  750,000 shares of the Company's common stock at an  exercise  price of $1.00 per  share.  Such  options  are  currently exercisable  as to 250,000  shares and become  exercisable  as to an  additional
250,000  shares on January  1, 2002 and as to the  remaining  250,000  shares on
January 1, 2003.

            Pursuant to an  agreement  dated June 27,  2001,  Mr. Lowe became an employee of the Company effective as of July 1, 2001. (see Employment  AGreement below). As a result, the management services agreement was terminated  effective
June 30, 2001.

EMPLOYMENT AGREEMENTS

            Pursuant to an  agreement  dated June 27,  2001,  Mr. Lowe became an employee  of the  Company  effective  of July 1,  2001.  This  agreement,  which replaces  the  management  services  agreement  between  the  Company and Evince
Corporation,  provides for a salary of $39,500 per month. . The Company extended credit  to Mr.  Lowe in the form of an 24 month  $200,000  non-interest  bearing loan,  the  proceeds of which were  utilized to  purchase  common  shares of the
Company.  Mr.  Lowe was  granted  options to  purchase  1,500,000  shares of the
Company's common stock at an exercise price of $1.00 per share. Such options are currently  exercisable  as to 500,000  shares and  become  exercisable  as to an additional  500,000  shares on January 1, 2002 and as to the  remaining  500,000 shares on January 1, 2003.

            The agreement  will remain in force  through March 15, 2003,  unless terminated  earlier by either party,  which  termination  may occur only upon 30 days notice.  In the event of termination by Mr. Lowe, Mr. Lowe will be entitled to keep all options for the purchase of InfoCast  common shares which are vested and the loan extended to Mr. Lowe shall be immediately  due and payable.  In the event of  termination  by the Company,  Mr. Lowe will be entitled to  continuing monthly  salary for a period of six months beyond the date of such  termination.
Upon such  termination  by the  Company,  Mr.  Lowe will be entitled to keep all vested  options to  purchase  InfoCast  common  stock,  and Mr. Lowe will not be obligated to repay the loan described above until its maturity date.

            James Leech was  employed by the Company  pursuant to an  employment agreement  dated as of August 5, 1999.  The agreement  provides that Mr. Leech's employment  with the Company  shall  continue  unless it is terminated by either party in accordance with the terms of the agreement.  The agreement provides for an initial base salary of Cdn $330,000 (or $227,040 in U.S.  dollars as of March
31, 2000) per annum, a minimum bonus of Cdn $30,000 (or $20,640 in U.S.  dollars as of March 31, 2000) for the period  ending March 31, 2000 and a minimum  bonus of Cdn  $50,000  (or  $34,400  in U.S.  dollars  as of March 31,  2000) for each twelve-month  period  thereafter  during the term of the agreement.  Mr. Leech's salary shall be annually  reviewed and may be increased at the discretion of the
Board of Directors.

            The agreement  also  provides that if Mr. Leech is terminated  other than for  "cause,"  he shall  receive  the base  salary  provided  for under the agreement  through the date of  termination,  plus a lump sum  payment  equal to twice his annual  base  salary  and a bonus  equal to the higher of his (i) base salary or (ii) the  percentage  used to determine  his last bonus  multiplied by twice his base  salary.  He will also  receive  his accrued  bonus,  continue to
participate  in  certain  benefit  plans  for  the  24  months   following  such
termination  and any options issued to Mr. Leech will  immediately  vest. If Mr.
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
"Cause" is defined as a willful  refusal on the part of Mr. Leech to perform the services  required  of him  under  the  agreement  (including  the  willful  and intentional  withholding  of  services  thereunder),  any breach of Mr.  Leech's fiduciary  duties to the Company  likely to cause  material harm to the Company, fraud  or any  conviction  for a  felony  or  indictable  offense  or any  crime involving  moral  turpitude or any of theft or  dishonesty  relating to a matter material to the Company, provided that a willful refusal to perform the services required  under the agreement will  constitute  cause only if Mr. Leech fails to terminate  the relevant  actions or cure the relevant  failure to act and remedy any harm  therefrom  within 10 business days after receipt of written  notice of such wrongful act, failure

to act or harm from the Company.  "Disability"  is defined as the eligibility of
Mr.  Leech for long term  disability  benefits  under the  disability  insurance provided by the Company.

            In the event Mr. Leech is  terminated  within 24 months of a "change of control" of the  Company,  Mr. Leech shall  receive a payment  equal to three times his annual base salary and bonus.  He will also receive his accrued bonus, continue to  participate in certain  benefit plans for 36 months  following such termination and any options issued to Mr. Leech will immediately  vest.  "Change of control" is defined as (i) the direct or indirect  sale,  lease,  exchange or other  transfer of all or  substantially  all (50% or more) of the assets of the
Company to any person or entity or group of persons or entities  acting  jointly or in concert as a partnership  or other group (a "Group of Persons");  (ii) the merger,  consolidation or other business combination of the Company with or into another  corporation  with the  effect  that  the  shareholders  of the  Company immediately  following the merger,  consolidation or other business combination, hold 50% or less of the combined voting power of the then outstanding securities of the surviving  corporation  of such merger,  consolidation  or other business
combination   ordinarily   (and  apart  from  rights   accruing   under  special
circumstances) having the right to vote in the election of directors;  (iii) the replacement  of a majority  of the Board of  Directors  of the Company or of any
committee of the Board of Directors of the Company in any given year as compared to the directors who  constituted  the Board of Directors of the Company or such committee at the  beginning of such year,  and such  replacement  shall not have been  approved by the Board of Directors of the Company,  as the case may be, as constituted  at the  beginning  of such year;  (iv) a person or Group of Persons shall,  as a result  of a tender  or  exchange  offer,  open  market  purchases,
privately  negotiated  purchases,   merger,   consolidation  or  other  business
combination,  or otherwise, have become the beneficial owner (within the meaning of Rule  13d-3  under  the  Securities  Exchange  Act of 1934,  as  amended)  of securities of the Company  representing 20% or more of the combined voting power of the then  outstanding  securities of such  corporation  ordinarily (and apart from rights  accruing under special  circumstances)  having the right to vote in the election of Directors;  or (v) the  voluntary  liquidation,  dissolution  or winding-up of the Company in connection with which a distribution is made to the holders if the Company's common shares.

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
shares on September 4, 2001.

            Pursuant to an agreement dated May 15, 2001, Mr. Leech's  employment was terminated on May 31, 2001. Under the terms of this agreement,  Mr. Leech is entitled to severance payments of Cdn$20,000 (approximately US$12,800) per month for 24 months  starting June 30, 2001.  On July 1, 2003,  Mr. Leech will be paid the balance of the severance payment of Cdn$510,000 (approximately US $326,400).
The  agreement  also  provides for the balance of the total  severance  payments payable in lump sum within 10 business days if the Company  raises the aggregate of at least $7.0 million through  issuance of equity or debt securities after to
May 31, 2001.

            Herve  Seguin is employed by the Company  pursuant to an  employment agreement dated as of December 6, 1999. The agreement provides that Mr. Seguin's employment  with the Company  shall  continue  unless it is terminated by either party in accordance with the terms of the agreement.  The agreement provides for an initial base salary of Cdn $200,000 (or $137,600 in  U.S.dollars  as of March
31,  2000)  per  annum as well as a bonus of not less  than 50% of Mr.  Seguin's annual base salary.  Mr. Seguin's  salary shall be annually  reviewed and may be increased at the discretion of the Board of Directors.

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
shares on January 4, 2002.

            Pursuant  to  an  agreement   dated  June  13,  2001,  Mr.  Seguin's
employment  was  terminated  effective  July 17,  2001.  Under the terms of this
agreement,   Mr.  Seguin  is  entitled  to  severance   payments  of  Cdn$16,667
(approximately  US$10,667)  per month for 12 months  starting July 31, 2001. The agreement also provides for the balance of the total severance  payments payable in lump sum within 10 business  days if the Company  raises the  aggregate of at least $7.0 million through  issuance of equity or debt  securities  after to May
31, 2001.

COMPENSATION OF DIRECTORS

            On May 17, 2000, the Company adopted a Director  Compensation policy which provides  independent  members of the Board with annual  directors fees of
$50,000 to be paid by granting  options to purchase  shares of the Company.  All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth  information as of June 15, 2001 with respect to the beneficial  ownership of Common Stock by (i) each person known by the  Company to own  beneficially  more than 5% of the Common  Stock,  (ii) each executive  officer of the Company,  (iii) each  Director of the Company and (iv)
all Directors and executive officers as a group.

Name and Address of Beneficial        Number of Shares           Percentage
          Owner(1)                    Beneficially Owned         of Class(2)
------------------------------        -------------------        ----------

A. Thomas Griffis                      1,826,547(3)               3.88%
George Shafran                           899,899(4)               1.91%
Herve Seguin                             361,458(5)               0.77%
William C. Lowe                          650,000(6)               1.38%
Stephen Williams                         216,000(7)               0.46%
James Malackowski                        766,666(8)               1.63%
RoyTor & Company                       5,322,000(9)              11.30%
   c/o Griffis International
   1 Richmond Street West,
   Suite 901, Toronto,
   Ontario M5H3W4
All officers and                       4,206,420                  8.94%
   directors as a group
   (6 persons)

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

(3)Represents (i) 1,012,397 shares of Common Stock held by Griffis International
Limited,  of which Mr. Griffis,  the Chairman of the Board of the Company,  owns
100%,  (ii) 100,000  shares  issuable  upon  exercise of options  granted to Mr.
Griffis  under the 1998 Stock Option Plan,  (iii) 200,000  shares  issuable upon exercise of warrants  granted to Mr.  Griffis,  and (iv) 514,150  shares held by
Treetop Capital Inc.  ("Treetop"),  of which Griffis  International Limited is a shareholder.  Mr. Griffis and Griffis International Limited have no control over
Treetop or power to direct  Treetop's  voting or  disposition of its interest in the  Company  other  than  with  respect  to  132,600  shares  of which  Griffis
International  Limited is the  beneficial  owner.  Thus,  Mr  Griffis  disclaims beneficial  ownership  with  respect to  381,550 of the shares of the  Company's
Common Stock owned by Treetop.

(4) Represents (i) 100,000 shares  issuable upon exercise of options  granted to
Mr. Shafran under the 1998 Stock Option Plan,  (ii) 31,666 shares  issuable upon exercise of options  granted to Mr.  Shafran  under the 2000 Stock  Option Plan,
(ii) 254,083  shares of Stock held by Mr.  Shafran and (iii) 514,150 shares held by Treetop,  of which Mr. Shafran is a  shareholder.  Mr. Shafran has no control over Treetop or power to direct  Treetop's voting or disposition of its interest in the  Company  other  than with  respect  to 39,000  shares of which he is the beneficial owner. Thus, Mr. Shafran disclaims  beneficial ownership with respect to 475,150 of the shares the Company's Common Stock owned by Treetop.

(5) Represents (i) 350,000 shares  issuable upon exercise of options  granted to
Mr.  Seguin under the 1999 Stock Option Plan and,  (ii) 11,458  shares  issuable upon exercise of options granted to Mr. Seguin under the 2000 Stock Option Plan.

(6)  Represents  (i) 400,000  shares of Common Stock held by Mr. Lowe,  and (ii)
250,000 shares  issuable upon exercise of options  granted to Mr. Lowe under the
2000 Stock Option Plan.

(7) Represents  (i) 16,000 shares of Common Stock held by Mr.  Williams and (ii)
200,000 shares  issuable upon exercise of options  granted to Mr. Williams under the 2000 Stock Option Plan.

(8)  Represents (i) 16,666 shares  issuable upon exercise of options  granted to
Mr.  Malackowski  under the 2000 Stock  Option  Plan and,  (ii)  750,000  shares issuable upon exercise of warrants granted to VIGIC Services,  LLC, of which Mr.
Malackowski is a Principal.

(9) Represents (i) 3,548,000 Common Stock held by RoyTor & Company, and (ii)
1,774,000  shares  issuable  upon  exercise of warrants  granted to RoyTor &
Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            During year ended March 31, 2001, the Company paid  consulting  fees to Griffis International Limited, a company controlled by A. Thomas Griffis, the
Vice  Chairman of the Company.  Fees were paid in the amount of Cdn $180,000 (or approximately  $117,000 in U.S.  dollars as of March 31, 2001) for financial and management  consulting  services  rendered.  The Company will  continue to pay a monthly consulting fee of Cdn $15,000 (or approximately  $10,000 in U.S. dollars as of March 31, 2001) while services are being rendered.

            During the year ended March 31, 2001,  the Company  paid  consulting fees  totaling  $80,000  to George  Shafran,  a  director  of the  Company,  for consulting  services  related to business  development  and advice on  potential acquisitions,  including introducing the Company to an acquisition candidate and attending  numerous  sales  calls with  potential  customers.  The  Company  has terminated these consulting services.

            During the year ended March 31,  2001,  the Company  paid  incentive compensation fees to Darcy Galvon,  its former  Co-Chairman of the Board, of Cdn
$140,000 (or $95,160 in U.S.  dollars as of March 31, 2000) in  connection  with the Company's  acquisition of HomeBase Work Solutions.  Mr. Galvon resigned from the Company effective of February 28, 2001.

            Darcy Galvon,  former Co-Chairman of the Board of the Company,  is a
Director  of  Facet  Petroleum  Solutions,  Inc.  Pursuant  to a  licensing  and distribution  agreement dated March 30, 1999 between HomeBase Work Solutions and
Facet Petroleum  Solutions Inc.,  HomeBase Work Solutions acquired the exclusive
right  in  the  telework  market  to  distribute  Facet   Petroleum's   Telework
Operational Data Store software for a period of two years in  consideration  for
6,910  common  shares of HomeBase  valued at Cdn  $200,678  (or $139,000 in U.S.
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

(b)      Reports on Form 8-K filed in the fourth quarter of the period covered by this Report:  NONE.

SIGNATURES

            Pursuant  to  the  requirements  of  Section  13  or  15(d)  of  the
Securities  Exchange Act of 1934,  the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        InfoCast Corporation

                                        By:  /s/ William C. Lowe

                                             -----------------------------------
                                             William C. Lowe,
                                             Chief Executive Officer (Principal
                                             Executive Officer)

                                        By:  /s/ Herve Seguin

                                             -----------------------------------
                                             Herve Seguin,
                                             Chief Financial Officer (Principal
                                             Financial Officer)

                                                  July 16, 2001
                                                  -------------
                                                       Date

                                POWER OF ATTORNEY

            Know all men by these  presents,  that each person  whose  signature appears below hereby  constitutes and appoints William C. Lowe and Herve Seguin, and each of them singly,  his true and lawful  attorney-in-fact  and agent, with full power of substitution and resubstitution for him and in his name, place and stead,  in any and all  capacities,  to sign any and all amendments to this Form
10-K and to file the  same,  with  exhibits  thereto,  and  other  documents  in connection therewith, with the Securities and Exchange Commission, granting unto said  attorney-in-fact and agent full power and authority to do and perform each and every act and thing  requisite  and  necessary  to be done,  as fully to all intents and  purposes as he might or could do in person,  hereby  ratifying  and confirming all that said  attorney-in-fact and agent or either of them, or their or his substitute or substitutes,  may lawfully do or cause to be done by virtue hereof.

Date: July 16, 2001

            Pursuant to the  requirements  of the Securities and Exchange Act of
1934,  this report has been signed below by the  following  persons on behalf of the registrant and in the capacities and on the date indicated.

By:  /s/ William C. Lowe                                                July 16, 2001
-----------------------------------------------                         -------------
William C. Lowe,                                                        Date
Chairman and Chief Executive Officer
and Director (Principal Executive Officer)

By: /s/ Herve Seguin                                                    July 16, 2001
----------------------------------------------                          -------------
Herve Seguin,                                                           Date
Chief Financial Officer (Principal Financial Officer)

By:  /s/ A. Thomas Griffis                                              July 16, 2001
-----------------------------------------------                         -------------
A. Thomas Griffis,                                                      Date
Vice-Chairman of the Board and Director

By:  /s/ Stephen Williams                                               July 16, 2001
-----------------------------------------------                         -------------
Stephen Williams,                                                       Date
President & Chief Operating Officer and Director

By: /s/ James E. Malakowski                                             July 16, 2001
-----------------------------------------------                         -------------
James E. Malakowski,                                                    Date
Director

By:  /s/ George Shafran                                                 July 16, 2001
-----------------------------------------------                         -------------
George Shafran                                                          Date
Director

                                                      EXHIBIT INDEX

Exhibit No.                            Exhibit
-----------                            -------

    2.1      Agreement  and Plan of Merger  dated May 3, 2000 by and between the
             Company and i360 Inc.  (Incorporated  by reference to the Company's
             Annual Report on Form 10-K for the fiscal year ended March 31, 2000
             File No. 0-27343)

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

    4.14     Warrant to Purchase 12,500 shares of Common Stock dated January 1,
             2000 issued to The Poretz Group (Incorporated by reference to the
             Company's Quarterly Report on Form 10-Q for the Fiscal Quarter
             ended December 31, 1999).

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
             2000 issued to SmallCaps Online Group LLC.

    10.1     Letter  Agreement  dated March 17, 1999,  from the Company to Sandy
             Walsh  (Incorporated  by  reference to the  Company's  Registration
             Statement on Form 10, File No. 0-27343).

    10.2     Employment Agreement dated August 5, 1999, by and between the
             Company and James William Leech (Incorporated by reference to the
             Company's Registration Statement on Form 10, File No. 0- 27343).

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
             Fiscal Quarter ended December 31, 1999).

    10.46    Employment  Agreement  dated March 27, 2001 between the Company and
             William C. Lowe

    10.47    Agreement dated March 26, 2001 between the Company and VIGIC.

    10.48    Consulting  Services  Term Sheet  between  the Company and Team CEO
             Corporation.

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

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report.................................................F-2

Consolidated Balance Sheets as of March 31, 2001 and 2000....................F-3

Consolidated Statement of Operations and Comprehensive Loss for
     the years ended March 31, 2001, March 31, 2000 and
     December 31, 1998 and the three months ended March 31,
    1999 and 1998............................................................F-4

Consolidated Statements of Cash Flows for the years ended
     March 31, 2001, March 31, 2000 and December 31, 1998
     and the three months ended March 31, 1999 and 1998......................F-5

Consolidated Statements of Changes in Stockholders' Equity
     for the years ended March 31, 2001, March 31, 2000 and
     December 31, 1998 and the three months ended March 31, 1999.............F-7

Notes to Consolidated Financial Statements..................................F-13

                                AUDITORS' REPORT

To the Stockholders of
INFOCAST CORPORATION

We have  audited the  consolidated  balance  sheets of INFOCAST  CORPORATION  [a development  stage  company]  as of March 31,  2001 and  March 31,  2000 and the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders'  equity  (deficiency) for the years then ended, the three month period ended March 31, 1999,  the year ended  December 31, 1998, the
156 day period  ended  December  31,  1997 and the period  from July 29, 1997 to
March  31,  2001.  These  financial  statements  are the  responsibility  of the
Company's  management.  Our  responsibility  is to  express  an opinion on these financial statements based on our audits.

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

In our  opinion,  based on our audits,  the  consolidated  financial  statements referred to above  present  fairly,  in all  material  respects,  the  financial position of INFOCAST CORPORATION as of March 31, 2001 and March 31, 2000 and the
results of its operations and its cash flows for the years then ended, the three month period ended March 31, 1999, the year ended December 31, 1998, the 156 day period  ended  December  31, 1997 and the period from July 29, 1997 to March 31,
2001 in conformity with accounting  principles  generally accepted in the United
States.

The accompanying  financial statements have been prepared assuming that InfoCast
Corporation  will  continue  as a going  concern.  The  Company  as  more  fully described in note 1, has incurred  continuing  operating  losses,  had a working capital  deficiency  as at March 31,  2001 and July 13, 2001 and has earned only
marginal   revenue  from  its  continuing   business.   These  conditions  raise
substantial  doubt about the Company's  ability to continue as a going  concern.
Management's  plans in regard to these matters are also described in note 1. The financial  statements  do not include any  adjustments  to reflect the  possible future effects on the recoverability and classification of assets or the amounts and  classification  of  liabilities  that may result  from the  outcome of this uncertainty.

Toronto, Canada,                                       ERNST & YOUNG LLP
June 1, 2001 (Except note 16 which is as               /s/ ERNST & YOUNG LLP
of July 13, 2001).                                     Chartered Accountants

INFOCAST CORPORATION
[a development stage company]

                           CONSOLIDATED BALANCE SHEETS
                            [U.S. dollars, U.S. GAAP]
                      (see Note 1 - Basis of Presentation)

As of March 31

                                                                             2001                     2000
                                                                              $                        $
----------------------------------------------------------------------------------------------------------

ASSETS
CURRENT
Cash and cash equivalents                                               2,607,267                3,637,931
Marketable equity investment [NOTE 3]                                       -                    3,900,000
Accounts receivable                                                       172,254                  275,283
Prepaid expenses and other [NOTE 15]                                       99,049                  324,835
----------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                    2,878,570                8,138,049
----------------------------------------------------------------------------------------------------------
Convertible debt issuance costs, net  [NOTE 10]                         1,132,159                  604,583
Capital assets, net [NOTE 6]                                            1,836,132                3,152,983
Goodwill, net                                                              -                     4,812,380
Distribution and licensing rights, net [NOTE 5]                         2,479,167                2,975,000
Intellectual property, net [NOTE 4]                                         -                   14,886,486
----------------------------------------------------------------------------------------------------------
                                                                        8,326,028               34,569,481
==========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT
Accounts payable and accrued liabilities                                4,027,658                1,814,538
Accrued restructuring charges                                           1,950,458                   -
Current portion of obligations under capital leases [NOTE 8]              346,807                  479,813
Deferred tenant inducement                                                  7,250                    -
Due to related parties [NOTE 7]                                           693,000                   20,392
----------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                               7,025,173                2,314,743
----------------------------------------------------------------------------------------------------------

LONG-TERM
Convertible debentures [NOTE 10]                                        6,960,000                3,500,000
Obligations under capital leases [NOTE 8]                                 975,047                  802,836
Deferred income taxes                                                    -                       5,656,895
----------------------------------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                                             7,935,047                9,959,731
----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                      14,960,220               12,274,474
----------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock
   [100,000,000 authorized and 47,052,059
   issued and outstanding at
   March 31, 2001, 2000 - 24,571,336]                                      45,551                  23,071
Additional paid-in capital                                            124,302,960               57,933,723
Deferred compensation                                                  (1,233,753)              (1,677,491)
Warrants                                                                4,010,825                1,007,875
Accumulated other comprehensive income (loss)                             163,130                 (237,033)
Accumulated development stage deficit                                (133,922,905)             (34,755,138)
-----------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                (6,634,192)              22,295,007
-----------------------------------------------------------------------------------------------------------
                                                                        8,326,028               34,569,481
==========================================================================================================

SEE ACCOMPANYING NOTES

INFOCAST CORPORATION
[a development stage company]
                                          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                                           [U.S. dollars, U.S. GAAP]
                                                                                                         PERIOD FROM    CUMULATIVE
                                                              THREE MONTHS  THREE MONTHS                 JULY 29, 1997     FROM
                                    YEAR ENDED    YEAR ENDED      ENDED         ENDED      YEAR ENDED   [INCEPTION] TO  INCEPTION TO
                                     MARCH 31,     MARCH 31,    MARCH 31,     MARCH 31,   DECEMBER 31,   DECEMBER 31,    MARCH 31,
                                       2001          2000         1999          1998          1998           1997          2001
                                         $             $            $             $             $              $            $
-----------------------------------------------------------------------------------------------------------------------------------
                                                                             [UNAUDITED]
REVENUE
Subscriptions                        963,831            --                        --           --           --            963,831
Consulting                           589,555          52,403                    43,446       43,446        3,508          688,912
Hosting                              371,461          51,360                   422,821
Miscellaneous                        199,191         162,279                      --           --           --            361,470
Distance learning                     33,509          39,712                      --           --           --             73,221
Portal development                     7,204            --                        --           --                           7,204
-----------------------------------------------------------------------------------------------------------------------------------
                                   2,164,751         305,754          --        43,446       43,446        3,508        2,517,459
-----------------------------------------------------------------------------------------------------------------------------------

EXPENSES
General, administrative
  and selling, excluding
  stock option compensation       14,156,725       7,391,128       635,334      42,494      375,302       47,954       22,605,443
Stock option compensation
  [NOTE 9]                         1,200,883      13,351,908     2,256,938        --           --           --         16,809,729
Research and development,
  excluding stock option
  compensation                     1,202,223       5,186,265       162,914      19,703       88,180       51,257        6,690,839
Write-down of Virtual
  Call Centre technology           1,616,567            --            --          --                                    1,616,567
Amortization and depreciation     11,508,382       4,810,581         9,651         870        3,836          458       16,333,778

-----------------------------------------------------------------------------------------------------------------------------------
                                  29,684,780      30,739,882     3,064,837      63,067      467,318       99,669       64,056,486
-----------------------------------------------------------------------------------------------------------------------------------
Loss from operations before
  restructuring  and
  impairment charges:            (27,520,029)    (30,434,128)   (3,064,837)    (19,621)    (423,872)     (96,161)     (61,539,027)
Restructuring and impairment
  charges [NOTE 1}                95,832,450                                                                           95,832,450
-----------------------------------------------------------------------------------------------------------------------------------
Loss from operations
  before the following:         (123,352,479)    (30,434,128)   (3,064,837)    (19,621)    (423,872)     (96,161)    (157,371,477)
Interest income                       94,377         132,057                               4,478 --         --               --
Interest and loan fees
  [NOTE 10]                       (2,731,565)     (1,913,482)      (23,562)       --           --           --         (4,668,609)
Loss on sale of marketable
  equity  ivestment               (2,626,297)           --            --          --                                   (2,626,297)
Equity in loss of joint
  venture                                           (164,736)         --          --           --           --           (164,736)
-----------------------------------------------------------------------------------------------------------------------------------
Loss before income taxes
   and extraordinary items      (128,615,964)    (32,386,289)   (3,083,921)    (19,621)    (423,872)     (96,162)    (164,600,207)
Preferred Income taxes

LOSS FOR THE PERIOD
BEFORE EXTRAORDINARY ITEMS      (128,615,964)    (32,380,289)   (3,083,921)    (19,621)    (423,872)     (96,161)    (164,600,207)
Loss on redemption of
  convertible debentures
  [NOTE 10]                         (208,698)                                                                            (208,698)
-----------------------------------------------------------------------------------------------------------------------------------
Loss before income taxes
  and extraordinary items       (128,824,662)    (32,380,289)   (3,083,921)    (19,621)    (423,872)     (96,161)    (164,808,905)
Deferred income taxes            (29,656,895)     (1,229,105)         --          --           --           --        (30,886,000)
-----------------------------------------------------------------------------------------------------------------------------------
Net loss before extraordinay
  item                           (98,959,069)    (31,151,189)   (2,082,921)    (19,621)    (423,872)     (96,162)    (133,714,207)
Loss on redemption of
  convertible debentures
  (NOTE 10)                        (208,698)           --             --          --           --           --           (208,698)
NET LOSS FOR THE PERIOD          (99,167,767)    (31,151,184)   (3,083,921)    (19,621)    (423,872)     (96,161)    (133,922,905)
Unrealized loss on
  short-term equity
  investment                         287,500        (287,500)         --          --           --           --               --
Translation adjustment               112,663          36,158        (6,614)     (1,227)      19,291        1,632          163,130
----------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS FOR
   THE PERIOD                    (98,767,604)    (31,402,526)   (3,090,535)    (20,848)    (404,581)     (94,529)    (133,759,775)
===================================================================================================================================

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING              30,953,490      22,655,810    11,583,995          41      768,301           41       16,007,224
===================================================================================================================================

BASIC AND DILUTED
      LOSS PER SHARE                   (3.19)          (1.37)        (0.27)    (478.56)       (0.55)   (2,345.39)           (8.37)
===================================================================================================================================

STOCK OPTION COMPENSATION
   EXPENSE RELATED TO
  General, administrative
  and selling                      1,200,883       9,594,046     1,452,549        --           --           --          12,247,478
  Research and development              --         3,757,861       804,389        --           --           --           4,562,250
===================================================================================================================================

SEE ACCOMPANYING NOTES

INFOCAST CORPORATION
[a development stage company]

                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           [U.S. dollars, U.S. GAAP]
                                                                                                                                                                                                     PERIOD FROM                   CUMULATIVE
                                                                  THREE MONTHS  THREE MONTHS              JULY 29, 1997    FROM
                                         YEAR ENDED   YEAR ENDED     ENDED         ENDED     YEAR ENDED  [INCEPTION] TO INCEPTION TO
                                         MARCH 31,     MARCH 31,    MARCH 31,     MARCH 31,  DECEMBER 31,  DECEMBER 31,   MARCH 31,
                                            2001         2000         1999          1998         1998          1997         2001
                                             $            $            $             $            $             $            $
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  [UNAUDITED]

OPERATING ACTIVITIES
Net loss for the period                   (99,167,767) (31,151,184) (3,083,921)    (19,621)   (423,872)    (96,161)   (133,922,905)
Add (deduct) items not
 affecting cash
   Stock option compensation                1,200,883   13,351,908   2,256,938        --          --          --        16,809,729
   Common stock issued for services           434,372      439,820      10,180        --          --          --           884,372
   Warrants issued for services             1,096,031      781,075        --          --          --          --         1,877,106
   Common stock issued to Applied
     Courseware Technology (A.C.T.) Inc.                 1,337,500        --          --          --          --         1,337,500
   Write-off of in-process research
     and development                                        19,000        --          --          --          --            19,000
   Write-off of Applied Courseware
     Technology (A.C.T.) Inc. loan                          98,685        --          --          --          --            98,685
   Non-cash interest expense (note 10)      2,136,974    1,913,482        --          --          --          --         4,050,456
   Equity in loss of joint venture            164,736         --          --          --          --                       164,736
   Deferred income taxes                  (29,656,895)        --          --          --          --     4,427,790     (30,886,000)
   Deferred tenant inducement                   7,250         --          --          --          --                         7,250
   Deferred Revenue                                                                   --          --          --              --
   Loss on sale of marketable
     equity investment                      2,626,297         --          --          --          --                     2,626,297
   Loss on write-down of
     joint venture                               --           --          --          --          --
   Loss from write-down of
     capital assets                         2,407,745                     --          --          --          --         2,407,745
   Loss from write-off  of
     Homebase goodwill                      3,935,435                     --          --          --          --         3,935,435
   Loss from write-off of
     i360 goodwill                         20,950,561                     --          --          --          --        20,950,561
   Loss from write-off of
     intellectual property                  67,630,708                    --          --          --          --        67,630,708
   Loss on redemption of debenture            208,698                     --          --          --          --           208,698
   Amortization                            10,644,327    4,315,180       4,144        --          --          --        14,963,651
   Depreciation                               904,900      495,401       5,507         870       3,836         458       1,410,102
------------------------------------------------------------------------------------------------------------------------------------
                                          (14,640,571)  (9,463,502)   (807,152)    (18,751)   (420,036)    (95,703)    (25,426,964)
Changes in non-cash working capital
  balances
   Accounts receivable                        541,081     (197,371)     (9,723)    (19,501)      6,593     (16,286)        324,294
   Prepaid expenses and other                 733,179     (301,964)     (6,179)        (61)    (15,187)        (38)        409,811
   Bank overdraft                              37,950         --          --         9,263        --          --            37,950
   Accounts payable and accrued
     liabilities                              531,103    1,298,048     173,306      10,999     103,591      13,518       2,119,566
   Accrued restructuring charges            1,950,458                                                                    1,950,458
   Deferred Revenue                           (85,112)                                                                     (85,112)
   Due from InfoCast [the acquired
     entity] prior to acquisition                             --          --          --       (25,020)       --           (25,020)
------------------------------------------------------------------------------------------------------------------------------------
Cash used in operating activities         (10,931,912)  (8,664,789)   (649,748)    (18,051)   (350,059)    (98,509)    (20,695,017)
------------------------------------------------------------------------------------------------------------------------------------

InfoCast Corporation
[a development stage company]
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS CONT'D
                                                        [U.S. dollars, U.S. GAAP]
                                                                                                         PERIOD FROM     CUMULATIVE
                                                               THREE MONTHS  THREE MONTHS                JULY 29, 1997      FROM
                                   YEAR ENDED    YEAR ENDED        ENDED         ENDED     YEAR ENDED  [INCEPTION] TO   INCEPTION TO
                                    MARCH 31,     MARCH 31,      MARCH 31,     MARCH 31,  DECEMBER 31,  DECEMBER 31,      MARCH 31,
                                      2001          2000           1999          1998         1998          1997            2001
                                        $             $              $             $            $             $               $
------------------------------------------------------------------------------------------------------------------------------------
                                                                          [UNAUDITED]
INVESTING ACTIVITIES
Purchase of capital assets        (1,656,172)  (2,024,070)   (93,659)        (325)         (11,644)        (12,412)     (3,797,957)
Purchase of intellectual
  property                                           --
Distribution rights                            (2,475,000)  (500,000)         --              --              --        (2,975,000)
Purchase of other assets                                                      --              --              --
Due from Homebase
  Work Solutions Ltd.                                --      (99,529)         --              --              --           (99,529)
Acquisition of Homebase
  Work Solutions Ltd.                              50,667        --           --              --              --            50,667
Acquisition of costs i360           (480,865)                    --           --              --              --          (480,865)
Investment in joint venture                      (171,720)       --           --              --              --          (171,720)
Due from Applied Courseware
  Technology (A.C.T.) Inc.                           --     (139,299)         --              --              --          (139,299)
Cash advance to i360              (1,131,682)        --                       --              --              --        (1,131,682)
Cash proceeds from sale of
  marketable equity investments    1,561,203         --                       --              --              --         1,561,203
Acquisition of
  InfoCast Corporation                 --            --           87          --              --              --                87
------------------------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING
  ACTIVITIES                     (1,707,514)   (4,620,123)  (832,400)        (325)        (11,644)         (12,412)     (7,184,093)
------------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in note payable
  to InfoCast
  [the acquired entity]                              --          --           --           250,000            --           250,000
Increase (decrease) in
  due to related parties             693,000     (177,270)   (95,755)      19,346          114,476         109,545         643,996
Net repayment of capital
  lease obligations                  (39,205)    (213,808)      --           --               --              --          (174,603)
Receipt of short-term
  unsecured loan                                     --      400,000         --             70,000            --           470,000
Payment of short-term
  unsecured loan                                     --     (400,000)        --            (70,000)           --          (470,000)
Cash advance from InfoCast
  [the acquired entity]
  prior to acquisition                               --      146,900         --               --              --           146,900
Cash proceeds from
  convertible debentures, net      4,754,789    3,225,000       --           --               --              --         7,979,889
Redemption of convertible
  debenture                         (902,618)                   --           --               --              --          (902,618)
Cash proceeds from issuance
  of share capital, net            6,911,623   10,970,537  4,505,508         --              2,373              45      22,390,086
------------------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY
  FINANCING ACTIVITIES            11,496,099   13,804,459  4,556,653       19,346          366,849         109,590      30,333,650
------------------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE)
  IN CASH DURING THE PERIOD       (1,143,327)     519,547  3,074,505          970            5,146          (1,331)      2,454,540
Effects of foreign
  exchange rate changes
  on cash balances                   112,663       25,939     (7,655)      (1,271)          20,148           1,632         152,727
Cash and cash equivalents,
  beginning of period              3,637,931    3,092,445     25,595          301              301            --              --
------------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                    2,607,267    3,637,931  3,092,445         --             25,595             301       2,607,267
------------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW
  INFORMATION
Interest and lending
  fees paid during
  the period                       1,092,993         --       23,562         --               --              --         1,116,555
Capital lease obligations
  assumed during the period          622,315    1,496,466       --           --               --              --         2,118,781
Fair value of acquisitions
  acquired through share
Issuances during the period       34,482,443   17,000,000    307,688         --               --              --        74,307,688
------------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

INFOCAST CORPORATION
[a development stage company]

                                         CONSOLIDATED STATEMENTS OF CHANGES IN
                                           STOCKHOLDERS' EQUITY (DEFICIENCY)
                                               [U.S. dollars, U.S. GAAP]

                                                              COMMON STOCK       ADDITIONAL
                                                  COMMON       ISSUED AND          PAID-IN       DEFERRED
                                                  SHARES       OUTSTANDING         CAPITAL        COMPENSATION
                                                     #              $                 $              $
---------------------------------------------------------------------------------------------------------------

Deemed common shares issued for
   intellectual properties [NOTE 1]                    14               --                25                --
Deemed common shares issued
   for cash [NOTE 1]                                   27               --                45                --
Net loss for the period                                --               --                --                --
Translation adjustment                                 --               --                --                --
---------------------------------------------------------------------------------------------------------------
BALANCE AS OF
   DECEMBER 31, 1997                                   41               --                70                --
Common shares issued
   for cash [NOTE 1]                            1,499,959               --             2,373                --
Net loss for the period                                --               --                --                --
Translation adjustment                                 --               --                --                --
---------------------------------------------------------------------------------------------------------------
BALANCE AS OF
   DECEMBER 31, 1998                            1,500,000               --             2,443                --
Acquisition of InfoCast by
   VPS [NOTE 1]                                13,580,000           13,580           294,108                --
Common shares issued for cash                   3,032,336            3,032         4,545,468                --
Share issuance costs                                   --               --           (42,992)               --
Common shares issued for
   consulting services                             60,000               60           337,740          (337,800)
Granting of stock options                              --               --        11,788,250       (11,788,250)
Amortization of deferred
   compensation                                        --               --                --         2,267,118
Net loss for the period                                --               --                --                --
Translation adjustment                                 --               --                --                --
---------------------------------------------------------------------------------------------------------------
BALANCE AS OF MARCH 31, 1999                   18,172,336           16,672        16,925,017        (9,858,932)
---------------------------------------------------------------------------------------------------------------

INFOCAST CORPORATION
[a development stage company]

                                    CONSOLIDATED STATEMENTS OF CHANGES IN
                                   STOCKHOLDERS' EQUITY (DEFICIENCY) CONT'D
                                          [U.S. dollars, U.S. GAAP]

                                                               ACCUMULATED
                                                                  OTHER           ACCUMULATED           TOTAL
                                                              COMPREHENSIVE       DEVELOPMENT         STOCKHOLDERS'
                                              WARRANTS            LOSS           STAGE DEFICIT         EQUITY
                                                  $                 $                  $                  $
------------------------------------------------------------------------------------------------------------------

Deemed common shares issued for
   intellectual properties [NOTE 1]              --                --                  --                   25
Deemed common shares issued
   for cash [NOTE 1]                             --                --                  --                   45
Net loss for the period                          --                --             (96,161)             (96,161)
Translation adjustment                           --             1,632                  --                1,632
------------------------------------------------------------------------------------------------------------------
BALANCE AS OF
   DECEMBER 31, 1997                             --             1,632             (96,161)             (94,459)
Common shares issued
   for cash [NOTE 1]                             --                --                  --                2,373
Net loss for the period                          --                --            (423,872)            (423,872)
Translation adjustment                           --            19,291                  --               19,291
------------------------------------------------------------------------------------------------------------------
BALANCE AS OF
   DECEMBER 31, 1998                             --            20,923            (520,033)            (496,667)
Acquisition of InfoCast by
   VPS [NOTE 1]                                  --                --                  --              307,688
Common shares issued for cash                    --                --                  --            4,548,500
Share issuance costs                             --                --                  --              (42,992)
Common shares issued for
   consulting services                           --                --                  --                   --
Granting of stock options                        --                --                  --                   --
Amortization of deferred
   compensation                                  --                --                  --            2,267,118
Net loss for the period                          --                --          (3,083,921)          (3,083,921)
Translation adjustment                           --            (6,614)                 --               (6,614)
------------------------------------------------------------------------------------------------------------------
BALANCE AS OF MARCH 31, 1999                     --            14,309          (3,603,954)           3,493,112
------------------------------------------------------------------------------------------------------------------

INFOCAST CORPORATION
[a development stage company]

                                                           CONSOLIDATED STATEMENTS OF CHANGES IN
                                                          STOCKHOLDERS' EQUITY (DEFICIENCY) CONT'D
                                                                 [U.S. dollars, U.S. GAAP]

                                                                           COMMON STOCK    ADDITIONAL
                                                         COMMON             ISSUED AND       PAID-IN           DEFERRED
                                                         SHARES             OUTSTANDING      CAPITAL         COMPENSATION
                                                            #                    $              $                  $
-----------------------------------------------------------------------------------------------------------------------------

Balance as of March 31, 1999                            18,172,336            16,672        16,925,017         (9,858,932)
Common shares issued for acquisition
   of Homebase Work Solutions Ltd.                       3,400,000             3,400        16,996,600               --
Common shares issued for cash and
   marketable equity investment                          2,999,000             2,999        17,956,501               --
Share issuance costs - cash                                   --                --          (1,563,963)              --
Share issuance costs - warrants                               --                --            (226,800)              --
Issuance of convertible debentures
   with warrants                                              --                --           2,243,065               --
Warrants issued for consulting services                       --                --                --                 --
Warrants issued to stockholders                               --                --                --                 --
Adjustments resulting from revaluation
   of stock options granted to
   consultants in previous periods                            --                --             963,557               --
Adjustments resulting from revaluation
   of common shares granted to
   consultants in previous periods                            --                --             112,200               --
Adjustment to joint venture investment
   to reflect dilution of ownership
   interest                                                   --                --              (6,984)              --
Granting of stock options                                     --                --           4,803,780               --
Cancellation of stock options                                 --                --            (269,250)              --
Amortization of deferred compensation                         --                --                --            8,181,441
Net loss for the period                                       --                --                --                 --
Unrealized loss on short-term equity
   investment                                                 --                --                --                 --
Translation adjustment                                        --                --                --                 --
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF MARCH 31, 2000                            24,571,336            23,071        57,933,723         (1,677,491)
=============================================================================================================================

INFOCAST CORPORATION
[a development stage company]

                             CONSOLIDATED STATEMENTS OF CHANGES IN
                            STOCKHOLDERS' EQUITY (DEFICIENCY) CONT'D
                                   [U.S. dollars, U.S. GAAP]

                                                                           ACCUMULATED
                                                                              OTHER          ACCUMULATED           TOTAL
                                                                          COMPREHENSIVE      DEVELOPMENT       STOCKHOLDERS'
                                                        WARRANTS              LOSS          STAGE DEFICIT         EQUITY
                                                            $                   $                 $                  $
------------------------------------------------------------------------------------------------------------------------------

Balance as of March 31, 1999                                 --              14,309         (3,603,954)         3,493,112
Common shares issued for acquisition
   of Homebase Work Solutions Ltd.                           --                --                 --           17,000,000
Common shares issued for cash and
   marketable equity investment                              --                --                 --           17,959,500
Share issuance costs - cash                                  --                --                 --           (1,563,963)
Share issuance costs - warrants                           226,800              --                 --                 --
Issuance of convertible debentures
   with warrants                                             --                --                 --            2,243,065
Warrants issued for consulting services                   643,875              --                 --              643,875
Warrants issued to stockholder                            137,200              --                 --              137,200
Adjustments resulting from revaluation
   of stock options granted to
   consultants in previous periods                           --                --                 --              963,557
Adjustments resulting from revaluation
   of common shares granted to
   consultants in previous periods                           --                --                 --              112,200
Adjustment to joint venture investment
   to reflect dilution of ownership
   interest                                                  --                --                 --               (6,984)
Granting of stock options                                    --                --                 --            4,803,780
Cancellation of stock options                                --                --                 --             (269,250)
Amortization of deferred compensation                        --                --                 --            8,181,441
Net loss for the period                                      --                --          (31,151,184)       (31,151,184)
Unrealized loss on short-term equity
   investment                                                --            (287,500)              --             (287,500)
Translation adjustment                                       --              36,158               --               36,158
------------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF MARCH 31, 2000                            1,007,875          (237,033)       (34,755,138)        22,295,007
==============================================================================================================================

The accumulated other comprehensive loss balance as of March 31, 2000 includes a net  accumulated  translation  adjustment  loss of  $50,467  and an  accumulated unrealized loss on short-term equity securities of $287,500.

INFOCAST CORPORATION
[a development stage company]

                                                           CONSOLIDATED STATEMENTS OF CHANGES IN
                                                          STOCKHOLDERS' EQUITY (DEFICIENCY) CONT'D
                                                                 [U.S. dollars, U.S. GAAP]

                                                                           COMMON STOCK         ADDITIONAL
                                                         COMMON             ISSUED AND            PAID-IN        DEFERRED
                                                         SHARES             OUTSTANDING           CAPITAL     COMPENSATION
                                                            #                    $                   $               $
--------------------------------------------------------------------------------------------------------------------------------

Balance as of March 31, 2000                           24,571,336             23,071         57,933,723          (1,677,491)
Deemed common shares issued for
   acquisition of i360 Inc.                             7,583,976              7,584         34,474,859                --
Stock options and merger warrants
   issued for acquistion of i360 Inc.                        --                 --           21,528,772                --
Common shares issued for cash                          13,118,356             13,119          7,385,722                --
Subscriptions receivable                                     --                 --             (200,000)               --
Conversion of debenture                                 1,386,391              1,385            932,395
Common shares issued for services                         392,000                392            453,568             (19,588)
Share issuance costs - cash                                  --                 --             (487,218)               --
Share issuance costs - warrants                              --                 --                 --              (205,139)
Intrinstic value of merger warrants
   issued for acquistion of i360 Inc.                        --                 --              209,314            (209,314)
Issuance of convertible debentures                           --                 --            2,424,690                --
Warrants issued for consulting services                      --                 --                 --              (675,969)
Adjustments resulting from revaluation of
   stock options granted to
   consultants in previous periods                           --                 --             (700,990)            700,990
Adjustments resulting from repricing of
   of stock options granted to
   consultants in previous periods                           --                 --               81,200             (81,200)
Granting of stock options                                    --                 --              330,525            (330,525)
Cancellation of stock options                                --                 --              (63,600)             63,600
Amortization of deferred compensation                        --                 --                 --             1,200,883
Net loss for the period                                      --                 --                 --                  --
Unrealized loss on marketable equity
   investment                                                --                 --                 --                  --
Translation adjustment
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF MARCH 31, 2001                           47,052,059             45,551        124,302,960          (1,233,753)
================================================================================================================================

INFOCAST CORPORATION
[a development stage company]

                                       CONSOLIDATED STATEMENTS OF CHANGES IN
                                      STOCKHOLDERS' EQUITY (DEFICIENCY) CONT'D
                                             [U.S. dollars, U.S. GAAP]

                                                                           ACCUMULATED
                                                                              OTHER          ACCUMULATED            TOTAL
                                                                          COMPREHENSIVE      DEVELOPMENT        STOCKHOLDERS'
                                                        WARRANTS              LOSS          STAGE DEFICIT          EQUITY
                                                            $                   $                 $                   $
------------------------------------------------------------------------------------------------------------------------------

Balance as of March 31, 2000                            1,007,875           (237,033)        (34,755,138)         22,295,007
Deemed common shares issued for
   acquisition of i360 Inc.                                  --                 --                  --            34,482,443
Stock options and merger warrants
   issue for acquistion of i360 Inc.                         --                 --                  --            21,528,772
Common shares issued for cash                                --                 --                  --             7,398,841
Subscriptions receivable                                     --                 --                  --              (200,000)
Conversion of debenture                                      --                 --                  --               933,780
Common shares issued for services                            --                 --                  --               434,372
Share issuance costs - cash                                  --                 --                  --              (487,218)
Share issuance costs - warrants                         1,230,950               --                  --             1,025,811
Intrinstic value of merger warrants
   issued for acquistion of i360 Inc.
Issuance of convertible debentures                                              --                  --             2,424,690
Warrants issued for consulting services                 1,772,000               --                  --             1,096,031
Adjustments resulting from revaluation of
   stock options granted to
   consultants in previous periods                           --                 --                  --                  --
Adjustments resulting from repricing of
   of stock options granted to
   consultants in previous periods                           --                 --                  --                  --
Granting of stock options                                    --                 --                  --                  --
Cancellation of stock options                                --                 --                  --                  --
Amortization of deferred compensation                        --                 --                  --             1,200,883
Net loss for the period                                      --                 --           (99,167,767)        (99,167,767)
Unrealized loss on marketable
   equity investment                                         --              287,500                --               287,500
Translation adjustment                                       --              112,663                --               112,663
------------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF MARCH 31, 2001                            4,010,825           (163,130)       (133,922,905)         (6,634,192)
==============================================================================================================================

The accumulated other comprehensive loss balance as of March 31, 2001 includes a net  accumulated  translation  adjustment  loss of $163,130  and an  accumulated unrealized loss on short-term equity securities of nil.

INFOCAST CORPORATION
[formerly Virtual Performance Systems Inc.] [a development stage company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   [U.S. dollars except where otherwise noted]

March 31, 2001

1.          BASIS OF ACCOUNTING

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses since its  incorporation,  had a working capital deficiency of $4,146,603 as of March 31, 2001 and a stockholders'  deficiency of
$6,634,192 as of March 31, 2001. As of July 13, 2001,  the Company  continues to have a significant working capital deficiency.  In addition, the Company has not yet earned any revenue from its continuing  Contact business and has only earned
marginal   revenue  from  its  e-Learning   business.   These  conditions  raise
substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue as a going  concern is  uncertain  and is dependent  on a number of factors  including  the  Company's  ability to arrange financing in addition to the financing  arranged  through to July 13, 2001 (note
16), the Company's  ability to manage and defer certain of its  liabilities  and the continued  support of its management  team. In the event that the Company is unable to raise  financing in addition to the financing  raised through July 13,
2001, the Company will likely be unable to continue  operations beyond September
2001.  Management is currently  negotiating  and  evaluating  various  financing alternatives,  including equity and convertible debenture private placements. In addition,  the Company has signed  distribution  agreements that are expected to accelerate the Company's revenue base for its Contact and e-Learning businesses.
Subsequent  to the quarter  ended  December  31,  2000,  management  revised its development  plans and undertook  measures to  substantially  reduce its ongoing operating budget, including the decision to wind-down its Community Division and divest or wind-down its Hosting Division.  As of March 31, 2001, the Company had
closed down its  Community  division and as at April 26, 2001,  the Company sold its Hosting  division  assets.  In the event that  sufficient  financing  is not received  by the  end of  July  2001,  the  Company  will  implement  additional
expenditure  cuts,   including  employee   terminations  and  the  deferment  of
management  salaries,  further  curtail  the  payment  of its  liabilities,  and negotiate the curtailment of the interest payments on its convertible debentures
(note 10). These actions will likely not extend the Company's  operations beyond
September  2001 without the benefit of  additional  financing.  The Company will continue to evaluate its cost structure and adjust its  organization  to reflect its  changing  business  environment.  The  outcome of these  matters  cannot be predicted at this time.

These  consolidated  financial  statements  do not  include  adjustments  to the carrying values and  classification of assets and liabilities should the Company be unable to continue as a going concern.

Nature of operations and continuing entity

These consolidated  financial  statements are the continuing financial tatements of Virtual  Performance  Systems Inc. ["VPS"] [a development stage company],  an
Ontario  corporation  which was  incorporated  on July 29, 1997.  VPS had a 100%
interest  in,  and  subsequently   amalgamated  with,  Cheltenham   Technologies
Corporation,  an Ontario  corporation.  VPS has a 100%  interest  in  Cheltenham
Interactive  Corporation   ["Cheltenham   Interactive"],   an  inactive  Ontario
corporation,  and Cheltenham  Technologies  (Bermuda)  Corporation  ["Cheltenham
Bermuda"], a Barbados corporation which owns certain intellectual properties. On
January 29, 1999, VPS acquired the net assets of InfoCast Corporation  [formerly
Grant Reserve Corporation]  ["InfoCast"],  a United States non-operating company traded on the NASDAQ OTC  Bulletin  Board which had a 100%  interest in InfoCast
Canada Corporation  ["InfoCast  Canada"].  After the acquisition,  VPS continued
under  the  name of  InfoCast  Corporation.  On May 13,  1999,  InfoCast  Canada
purchased  Homebase Work Solutions Ltd. and on August 15, 2000,  InfoCast merged with i360 Inc.

InfoCast,  i360,  InfoCast Canada,  Homebase,  VPS,  Cheltenham  Interactive and
Cheltenham Bermuda are collectively referred to as the "Company".

Nature of continuing operations

The Company is a  development  stage  technology  company that has  developed an infrastructure  to deliver,  on a pay per use basis,  a solution  that  enhances communication by its customers and their employees and/or  customers.  The first of two  applications  included in the solution is a virtual call center solution known as InfoCast  Contact,  which provides  companies  with a complete  contact solution  enabling  them to provide a high level of customer  service.  InfoCast
Contact unifies customer contact options in a single integrated system providing voice, chat and e-mail  functionality.  The second application,  called InfoCast
e-Learning,  is a  complete  electronic  learning  environment  which  increases productivity  and drives down education  costs by giving  corporate and academic learners access to up-to-the-minute training and certification through access to
InfoCast  e-Learning's  web-based portal,  which provides access to training and management  resources  specific to the call center industry.  During January and
February  2001,  the Company  decided to wind-down  its  Community  Division and divest or  wind-down  its  Hosting  Division.  The Hosting  division  was in the business of providing hosting of third-party applications and support e-commerce initiatives.  The Community division was a provider of privately-branded  portal and virtual community  systems bundling  internet access with content,  targeted business products, e-commerce and customer support.

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

The functional  currency of VPS, Homebase,  Cheltenham  Interactive,  Cheltenham
Bermuda and  InfoCast  Canada is the Canadian  dollar.  However,  for  reporting purposes,  the Company has adopted  the United  States  dollar as its  reporting currency.  Accordingly,  the Canadian  dollar balance sheets of these  companies have been  translated into United States dollars at the rates of exchange at the respective period ends, while transactions  during the periods and share capital amounts have been  translated at the weighted  average rates of exchange for the respective  periods  and  the  exchange  rate  at the  date  of the  transaction respectively.  Gains and losses arising from these  translation  adjustments are included in comprehensive loss.

Reverse acquisition of InfoCast Corporation

Pursuant to a share purchase  agreement dated January 29, 1999, the shareholders of VPS  sold  their  100%  interest  in VPS to  InfoCast  in  consideration  for
1,500,000  exchangeable shares of InfoCast Canada, a wholly-owned  subsidiary of
InfoCast.  The InfoCast Canada  exchangeable  shares are convertible at any time into common shares of InfoCast at no additional consideration.  In addition, the shareholders of VPS also purchased a further 9 million common shares of InfoCast from InfoCast's former controlling  shareholder,  Sheridan Reserve Incorporated, in  consideration  for  a  nominal  cash  amount.  As  a  result  of  these  two transactions,  the shareholders of VPS effectively  acquired  10,500,000  common shares of InfoCast which represented a controlling interest of approximately 70%
[60%  excluding the  exchangeable  shares].  This  transaction  is considered an acquisition  of InfoCast [the  accounting  subsidiary/legal  parent] by VPS [the accounting parent/legal  subsidiary] and has been accounted for as a purchase of the net assets of InfoCast  by VPS in these  consolidated  financial  statements because  InfoCast had no business  operations or operating assets at the time of the acquisition.

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
follows:

                                                      Deemed
                                                     InfoCast           VPS
                                                      shares          shares       Amount
                                                        #               #             $
-----------------------------------------------------------------------------------------

Issued for intellectual properties [note 4]               14              35           25
Issued for cash                                           27              65           45
-----------------------------------------------------------------------------------------
Outstanding as of December 31, 1997                       41             100           70
Issued for cash                                    1,499,959       3,624,000        2,373
-----------------------------------------------------------------------------------------
Outstanding as of December 31, 1998
   and January 29, 1999 prior to acquisition       1,500,000       3,624,100        2,443
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
--------------------------------------------------------------------------------------

Acquisition of Homebase Work Solutions Ltd.

Pursuant  to a share  purchase  agreement  dated  May 13,  1999,  Homebase  Work
Solutions Ltd.  ["Homebase"]  was acquired by the Company in  consideration  for
3,400,000   exchangeable   shares  of  InfoCast  Canada.   The  InfoCast  Canada
exchangeable  shares are convertible into InfoCast common stock at any time on a one-for-one basis at no additional consideration.

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
--------------------------------------------------------------------------

The completed technology, trademarks, workforce-in-place and goodwill were being amortized over their respective  useful lives of 5 years, 5 years, 3 years and 5 years. The in-process research and development was charged to income immediately
subsequent  to  the  acquisition.  The  completed  technology,   trademarks  and
workforce-in-place   had  been  classified  as  intellectual   property  on  the
consolidated  balance  sheets.  The deferred income tax liability was created in respect of the difference  between the accounting and tax basis of the completed technology,  trademarks and workforce-in-place.  The identification and the fair values  of  the  completed  technology,  in-process  research  and  development, trademarks  and  workforce-in-place  were  determined  by  management  with  the assistance of an independent valuator.

The completed  technology is comprised of Homebase's  information hub,  telework
and  web-enabling  technologies,   together  with  the  benefits  of  Homebase's
association with the National Environmental Policy Institute ["NEPI"]. NEPI is a
United  States  based  non-profit  environmental  lobbyist  group that  promotes telework policies in the United States.

The results of operations of Homebase during the post-acquisition 324-day period ended March 31,  2000 and the year ended  March 31, 2001 have been  consolidated with those of the Company.

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
--------------------------------------------------------------------------------

The   balance   of   the   goodwill,    completed    technology,    trade-marks,
workforce-in-place  and the  related  deferred  income tax  liability  have been written  down to nil as at  December  31,  2000 due to  management's  subsequent decision to close down the Hosting  operations  in  Calgary,  Alberta,  formerly
Homebase.

On April 25, 2001, the Company  divested itself of Homebase's  operating  assets
(see Impairment of Assets and Restructuruing Charges below).

Acquisition of i360 Inc.

On August 15,  2000,  i360  merged  with and into the  Company  pursuant  to the definitive Agreement and Plan of Merger (the "Merger Agreement") dated May
3, 2000, as amended,  providing for the acquisition by the Company of all of the outstanding  shares of common stock of i360. The Merger Agreement provided for a statutory merger of i360 into the Company. As of August 15, 2000, the holders of
i360's issued and outstanding common stock received 0.30 shares of the Company's common  stock per share of i360 common  stock which  resulted in an aggregate of
7,583,976  shares of the Company's common stock being issued.  In addition,  all outstanding  warrants and stock options to purchase  shares of i360 common stock converted  into stock  options and merger  warrants  to  purchase  shares of the
Company's  common stock at a 1:0.3 exchange ratio. As a result,  an aggregate of
4,416,000  merger  warrants of the Company  (4,324,500 with an exercise price of
$0.33 per share, 87,375 with an exercise price of $3.18 per share and 4,125 with an exercise price of $4.00 per share) and 1,127,476 stock options of the Company with an exercise price of $4.00 per share were issued as of August 15, 2000.

The  acquisition  was accounted for by the purchase  method whereby the purchase price is equal to the sum of (i) the fair value of the  7,583,976  common shares of the Company on the date the revised terms of the acquisition  were announced;
(ii) the fair value of the  4,324,500  merger  warrants of the  Company  with an exercise  price of $0.33 per share;  (iii) the fair  value of the 87,375  merger warrants of the Company with an exercise price of $3.18 per share; (iv) the fair value of 4,125 merger  warrants of the Company  with an exercise  price of $4.00 per share;  (v) the fair value of the  1,127,476  stock  options of the Company,
(vi) the acquisition  costs of $1,236,684  recorded by the Company in respect of the  acquisition of i360;  less (vii) the portion of the intrinsic  value of the unvested  merger  warrants  of the  Company  with an exercise of $0.33 per share related to the vesting periods  remaining after the August 15, 2000  acquisition date for those  merger  warrants  granted to  individuals  that are  required to continue providing service to the Company after the acquisition in consideration for the merger warrants. There was no intrinsic value for the merger warrants of the Company with an exercise price of $3.18 per share and $4.00 per share or for the stock options as of August 15, 2000.  The fair value of common shares of the
Company is assumed to be equal to the average of the closing  share price of the
Company's  common shares from May 2, 2000 to May 5, 2000.  The fair value of the merger  warrants  with an exercise  price of $0.33 per share is $4.33 per merger warrant,  the fair value of the merger  warrants with an exercise price of $3.18 per share is $2.74 per merger  warrant  and the fair value of the stock  options with an exercise price of $4.00 is $2.46 per stock option as determined  using a
Black-  Scholes  valuation  model based on a May 3, 2000  assumed  grant date, a volatility  factor of 0.873, a risk-free  interest rate of 5.95% and an expected life of 2 years. As a result,  the total pro-forma purchase price is $57,247,898 and has been allocated as follows:

                                                                $
Cash                                                                 45,419
Accounts receivable                                                  438,052
Prepaid expenses and other                                          147,085
Inventory                                                            37,950
Capital assets                                                      444,154
Deposits and other assets                                           360,308
Completed technology                                             60,000,000
Goodwill                                                         22,653,348
Accounts payable and accrued liabilities                         (1,661,625)
Deferred revenue                                                    (85,111)
Due to the Company                                               (1,131,682)
Deferred income tax liability                                   (24,000,000)
----------------------------------------------------------------------------
Purchase Price                                                   57,247,898
----------------------------------------------------------------------------

The goodwill and completed  technology  were being  amortized over a period of 5 years.  The  deferred  income  tax  liability  was  created  in  respect  of the difference between the accounting and tax basis of the completed technology.

The balance of the  goodwill,  completed  technology  and the  related  deferred income tax  liability  have been written down to nil as at December 31, 2000 due to  management's  subsequent  decision  to  close  down the  Community  Division operations in Tucson,  Arizona,  (formerly i360 Inc.) (See  Impairment of Assets and Restructuring Charges below).

The results of operations  of i360 during the  post-acquisition  229-day  period ended March 31, 2001 have been consolidated with those of the Company.

IMPAIRMENT OF ASSETS AND RESTRUCTURING CHARGES

In the quarter ended March 31, 2001,  management  revised its development  plans and undertook  measures to substantially  reduce its ongoing  operating  budget, including the decision to wind-down its Community Division  (previously known as
i360 inc.  prior to its  acquisition by the Company) and divest or wind-down its
Hosting  Division  (the  Company's  wholly-owned  Homebase Work  Solutions  Ltd.
subsidiary),  and focus  specifically  on the  development  of the  Contact  and
e-Learning application solutions.

Subsequent  to March 31, 2001 the Company also decided to relocate its corporate offices to Chicago,  Illinois.  The  associated  costs were not  recorded in the accounts as of March 31, 2001, and have not been determined at this time.

As of March  31,  2001,  the  Company  recorded  an  impairment  of  assets  and restructuring  charge of $95,832,450  for the exit costs and impairment  charges associated with its decisions.

As of March 31, 2001, the Company  wrote-down the unamortized  carrying value of the  goodwill  (Community,  $20,950,561; Hosting  $3,935,435)  and  intellectual
property  (Community,   $55,487,671;   Hosting  $12,143,037)  related  to  these
Divisions  (acquired  through  the  acquisition  of  Homebase  and  i360) to the
Company's estimate of the net realizable value of these assets of nil.

The Company also wrote-off  $166,114 relating to the leasehold  improvements and certain of the furniture and fixtures in its Community Division to the estimated net realizable value of nil.

Furthermore,  during the year ending March 31, 2001, Digital Outcry, an Internet start-up in which the Company had invested (note 12), became  inactive,  and the
Company wrote down its net investment of $84,581 to the estimated net realizable value of nil.

As of March 31, 2001, the Company had closed down its Community  division and as at April 25, 2001, the Company sold its hosting division's operating assets (see below).  The Company is in the process of winding down the non-operating  assets of Homebase.

The employee  workforce  was  consequently  reduced by  approximately  43 in the
Community operations, and approximately 23 in the Hosting operations. Associated
employee   termination  costs  were  recorded  as  Community  Division  employee termination  costs of which  $132,199  were paid out prior to March 31, 2001 and
$189,394  was accrued as at March 31, 2001.  There were no employee  termination costs paid with  respect to the  Hosting  division  because the  employees  were provided with working notice. In addition,  $720,000 has been accrued in respect of unpaid Community division executive termination costs. Furthermore,  employee termination  costs of  $988,504  in  respect  of the  decision  to  terminate  3 corporate officers has been recorded in corporate division  restructuring  costs of which the entire  amount was  payable as of March 31,  2001.  This  amount is payable over 12 to 24 months unless the Company completes a $7 million financing at which time it becomes payable immediately.

On April 25, 2001,  the  operating  assets of the Hosting  division were sold in consideration for the buyer assuming certain liabilities of Homebase existing as of  March  31,  2001,  including  the  assignment  of the  leases  for  the  Sun
Microsystems equipment in its Calgary,  Alberta facility recorded for $1,320,760 as of  March  31,  2001,  and  certain  specific  liabilities  totaling  $80,500
(Cdn$124,769) and the assumption of certain operating commitments as of April 1,
2001.  Subsequent  to the  sale  of  the  operating  assets,  the  buyer  ceased operations and has filed for bankruptcy protection. Other than the assignment of the leases for the Sun  Microsystems  equipment,  the  specific  liabilities  of
$80,500,  the lease for the office  facility in Calgary  (see note 11) and other operating  costs had not been  assigned  to the buyer and  resorted  back to the
Company.  The  specific  liabilities  of  $80,500  and the  capital  lease  of $
1,320,148 (see note 8) are included in the Company's liabilities as at March 31,
2001.  The net assets sold  pursuant to this  agreement  have been valued at the book value of the capital lease  obligations  that the Company was released from subsequent to year-end.

As a result,  the Company wrote down the Hosting  Division net operating  assets
(other than the intellectual property and goodwill discussed above) by $643,593, which  included the  write-down  of the computer  systems under capital lease in
Homebase by $168,028 to the Company's  estimate of the net  realizable  value of
$1,320,760,  and the  write-down  of the  remaining  operating  assets  to their estimated net realizable value of nil.

As a result of the  bankruptcy  of the  purchaser  of the Hosting  Division  net assets,  the Company  will  assume  responsibility  for the  $80,500  related to specific liabilities.  In addition,  the Company may incur costs associated with the termination of the Hosting Division office lease for which the amount cannot be determined at this time and has not been recorded in the accounts as at March
31,  2001.  The  continuing  obligation  for theses  premises is included in the commitments table (note 11).

The  restructuring  provision also encompasses  other exit costs and write-downs totaling $25,517. No provision was made regarding the Hosting Division, as there were no costs incurred or anticipated beyond March 31, 2001.

The hosting and subscription  revenues,  as well as a significant portion of the consulting revenues will not continue as a result of these decisions.

As a result,  the  Company  charged  $95,832,450  to  impairment  of assets  and restructuring charge, as follows:

Write-off of Community Division intellectual property                 55,487,671
Write-off Community Division goodwill                                 20,950,561
Write-down of Community Division capital  assets                          82,427
Write-down of Community Division other assets                             83,687
Community Division severance costs                                     1,041,587
Other Community Division exit costs                                       10,041
Community Division lease termination  (note 9)                           300,775
Write-down of Hosting Division capital assets                            628,118
Write-down of Hosting Division other assets                               15,482
Write-off of Hosting Division intellectual property                   12,143,037
Write-off of Hosting Division goodwill                                 3,935,435
Corporate division severance costs                                       988,504
Write-off of Investment in Digital Outcry (note 12)                       84,581
Write-off of Corporate head office leasehold improvements                 80,544
                                                                     -----------
                                                                     $95,832,450

As a result of certain of the employee termination  arrangements,  $2,871,259 of the merger warrants issued upon the acquisition of i360 were cancelled.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are summarized as follows:

[a] Principles of consolidation

These consolidated financial statements include the accounts of InfoCast and its
subsidiaries,   all  of  which  are  wholly-owned.   Intercompany  accounts  and
transactions have been eliminated upon consolidation.

Cash and cash equivalents

Cash and cash  equivalents  represent  cash and  short-term  investments  with a maturity date of less than three months when acquired.

[b] Capital assets

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

Computer hardware and software         30% declining balance
Office equipment                       20% declining balance
Leasehold improvements                 20% declining balance
Virtual Call Centre Solution           5 years straight-line
Assets under capital lease             straight-line over the term of the lease

[c] Intellectual property

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

[d] Distribution and licensing rights

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

[e] Goodwill

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

[f] Revenue recognition

The Company  generated  revenue from hosting  services,  subscription  services, consulting  services and the sale of computer hardware and e-learning  products.
Revenue from hosting and subscription services is recognized when the service is delivered,  or  over  the  term of the  applicable  hosting  services  contract.
Consulting  revenue  is  recognized  at the time such  consulting  services  are rendered.  Revenue generated from the resale of computer hardware and e-learning products is recognized upon shipment.

[g] Research and development costs

Research and development costs are expensed in the year incurred.

[h] Foreign currency measurement

In  preparing  the  Company's  Canadian  dollar  functional  currency  financial statements,  United States dollar monetary assets and liabilities are remeasured in the Company's  Canadian dollar functional  currency at the period end rate of exchange.  The statements are then translated  into the Company's  United States dollar  reporting  currency.  Transactions in foreign currency are remeasured at the actual rates of exchange.  Foreign  currency  remeasurement  differences are included in general and administrative  expenses,  while translation differences are included in other comprehensive loss.

[i] Stock options

As permitted by FASB Statement No. 123 ["FASB 123"], "Accounting for Stock-Based
Compensation",  the Company has adopted the  intrinsic  value  method of APB 25,
"Accounting  for Stock Issued to Employees" in respect of stock options  granted to its employees and directors and FASB 123 in respect of stock options  granted to its consultants.  The measurement date of options granted to consultants is the date the services are completed.  For purposes of recognition of the cost of the options prior to the measurement  date such options are measured at their then current fair value at each interim financial reporting date.

[j] Income taxes

The Company  follows  the  liability  method of  providing  for income  taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes".

[k] Basic and diluted loss per common share

Basic per share amounts have been computed based on the weighted  average number of common shares  outstanding each period.  Diluted loss per share is calculated by adjusting  outstanding  shares,  assuming  any  dilutive  effects of options, warrants  and  convertible  securities.  For all of the periods  presented,  the effect of stock options,  warrants, and convertible securities were not included as the results  would be  anti-dilutive.  Consequently,  there is no  difference between the basic and dilutive net loss per share.  The weighted  average number potential of common shares from options, warrants and convertible securities for the year ended March 31, 2001 was 9,798,849  [March 31, 2000 - 4,042,217;  three months  ended March 31, 1999 -  1,175,833;  three  months ended March 31, 1998 -
nil; year ended December 31, 1998 - nil;  156-day period ended December 31, 1997
- nil].

[l] Use of estimates

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

[m] Change in year end

Effective for the period ended March 31, 1999, the Company  changed its year end from December 31 to March 31.

[n]  New accounting pronouncement

The  Financial   Accounting   Standards  Board  issued  Statement  on  Financial
Accounting Standards (SFAS) No.133,  Accounting for Derivatives  Instruments and
Hedging  Activities in 1998. SFAS No. 133  establishes  accounting and reporting standards for derivative  instruments,  including certain derivative instruments embedded in other contracts  (collectively referred to as derivatives),  and for hedging  activities.  It requires that an entity  recognize all  derivatives  as either assets or liabilities in the statement of financial  position and measure those  instruments  at fair value.  For a derivative not designated as a hedging instrument,  changes  in the fair  value of the  derivative  are  recognized  in earnings in the period of change.  The  Company  must adopt SFAS No. 133 for the year ended March 31, 2002. The Company does not believe the adoption of SFAS No.
133 will  have a  material  effect  on the  financial  position  or  results  of operations of the Company.

[o]  Unaudited financial information

The  information  for the three months ended March 31, 1998 is unaudited and, in the opinion of our  management  contains  all  adjustments  (consisting  only of normal recurring adjustments) necessary for a fair presentation of our financial position and results of operations at such dates and for such periods.

3. MARKETABLE EQUITY INVESTMENTS

In February  2000,  the Company  received  150,000 shares of the common stock of another  publicly  traded  corporation  in  consideration  for 500,000 shares of common  stock of the  Company  issued by way of private  placement.  The Company recorded the issuance of its shares of common stock at the $8.375 per share fair value of the Company's common stock on the date of the  transaction.  The shares of the common stock of the other public company received as  consideration,  net of 20,000 of the shares  payable as commission to the agents,  had been recorded as short-term  equity  investment and  classified as "available  for sale".  The carrying value of the short-term  investment was adjusted to its market value as at March 31, 2000,  resulting in an unrealized loss of $287,500  included in the comprehensive  loss for the period.  In addition to the tranfer of  ownership of
20,000 shares of common stock of the  short-term  investment ot the agents,  the
Company paid a $100,000 cash commission to the agents of this private placement.
During the year ended March 31, 2001,  the remaining  130,000  shares were sold, resulting  in a net realized  loss of  $2,624,211  including a  reclassification adjustment of $287,500 netted from a comprehensive  loss related to the reversal of previous unrealized loss market-to-market adjustments.

4. INTELLECTUAL PROPERTY

The Company executed a Memorandum of Agreement dated July 31, 1997,  whereby the
Company  acquired  certain  intellectual  property  owned by an  officer  of the
Company in  consideration  for 35 VPS common  shares issued at Cdn.$1 per share.
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

Acquired intellectual property as at March 31, 2001 consists of:

------------------------------------------------------------------------------------------------------------------------------------
              Cost            Additions      Additions     Additions      Cost          Accumulated     Net Book Value
              Beginning of    Hombase        i360          Other          End of Year   Amortization    End of Year
              Year            Acquisition    Acquisition                                And Write-offs

------------------------------------------------------------------------------------------------------------------------------------
Completed     17,066,624                     60,000,000                   77,066,624    77,066,624      0
Technology
------------------------------------------------------------------------------------------------------------------------------------
Trademarks       853,000                                                     853,000       853,000      0
------------------------------------------------------------------------------------------------------------------------------------
Workforce-
in-place         253,000                                                     253,000       253,000      0
------------------------------------------------------------------------------------------------------------------------------------
              18,172,624                     60,000,000                   78,172,624    78,172,624      0
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
              Accumulated     Amortization   Amortization  Amortization   Write-offs    Write-offs      Write-offs    Accumulated
              Amortization    Hombase        i360          Other          Homebase      i360            Other         Amortization
              And write-offs  Acquisition    Acquisition                  Acquisition   Acquisition                   And write-offs
              Opening                                                                                                 Closing
------------------------------------------------------------------------------------------------------------------------------------
Completed     3,060,715       2,604,102      4,512,239                    11,401,897    55,487,671                    77,066,624
Technology
------------------------------------------------------------------------------------------------------------------------------------
Trademarks      150,853         130,544                                      571,603                                     853,000
------------------------------------------------------------------------------------------------------------------------------------
Workforce-
in-place         74,570           8,893                                      169,537                                     253,000
------------------------------------------------------------------------------------------------------------------------------------
              3,286,138       2,743,539      4,512,239                    12,143,037    55,487,671                    78,172,624
------------------------------------------------------------------------------------------------------------------------------------

Acquired intellectual property as at March 31, 2000 consists of:

-----------------------------------------------------------------------------------------------------------------------------------
              Cost            Additions     Additions     Additions     Cost         Accumulated     Net book value
              Beginning of    Hombase       i360          Other         End of Year  Amortization    End of Year
              Year            Acquisition   Acquisition                              And Write-offs
-----------------------------------------------------------------------------------------------------------------------------------
Completed     49,735          17,015,000                  1,889         17,066,624   3,060,715       14,005,909
Technology
-----------------------------------------------------------------------------------------------------------------------------------
Trademarks                       853,000                                   853,000     150,853          702,147
-----------------------------------------------------------------------------------------------------------------------------------
Workforce-
in-place                         253,000                                   253,000      74,570          178,430
-----------------------------------------------------------------------------------------------------------------------------------
              49,735          18,121,000                  1,889         18,172,624   3,286,138       14,886,486
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
              Accumulated     Amortization  Amortization  Amortization  Write-offs   Write-offs      Write-offs      Accumulated
              Amortization    Hombase       i360          Other         Homebase     i360            Other           Amortization
              And write-downs Acquisition   Acquisition                 Acquisition  Acquisition                     And write-offs
              Opening                                                                                                Closing
-----------------------------------------------------------------------------------------------------------------------------------
Completed     4,144           3,013,145                                                               47,570         3,060,715
Technology
-----------------------------------------------------------------------------------------------------------------------------------
Trademarks                      150,853                                                                                150,853
-----------------------------------------------------------------------------------------------------------------------------------
Workforce-
in-place                         74,570                                                                                 74,570
-----------------------------------------------------------------------------------------------------------------------------------
              4,144           3,238,568                                                                              3,286,138
-----------------------------------------------------------------------------------------------------------------------------------

5. ACQUIRED DISTRIBUTION AND LICENSING RIGHTS

The Company entered into a distribution  agreement with ITC Learning Corporation
("ITC")  in  March  1999,   which   provided  the  Company  with  the  perpetual
non-exclusive right to market, sell and electronically  convert all existing and future ITC  products in  consideration  for  $975,000  in respect of  electronic distribution to the first 150,000 licensed purchasers.

Pursuant to an  amendment  to this  agreement,  dated June 5, 2000,  the Company agreed,  in exchange for an additional  100,000  single user licenses of the ITC courseware  content,  to forego  any and all  product  conversion  rights  to all existing and future ITC products related to ITC's industrial  training products.
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

Total payments of $2,975,000 previously made by the Company to ITC now represent a total of 550,300  units of single user  licenses.  During the year ended March
31,  2001,  the Company  amortized  $495,833  (commencing  June 1, 2000) of this amount.

6. CAPITAL ASSETS

Capital assets as at: March 31, 2001 consists of:

-------------------------------------------------------------------------------------------------------------
                        Cost -         Additions     Write-offs     Cost -     Accumulated  Net book value
                        beginning of                 and                       end of       amortization
                        year                         Write-Downs               year         write-offs and
                                                                                            write-downs
-------------------------------------------------------------------------------------------------------------
Computer                568,301         517,664      (553,550)      532,415      182,503      349,912
equipment and
software
-------------------------------------------------------------------------------------------------------------
Office
equipment               266,439         141,161      (202,743)      204,857       39,397      165,460
-------------------------------------------------------------------------------------------------------------
Leasehold
improvements             17,285          92,794      (100,290)        9,789       9,789         --
-------------------------------------------------------------------------------------------------------------
Virtual Call            858,711         757,856    (1,616,567)          --          --          --
Centre Solution
-------------------------------------------------------------------------------------------------------------
Computer              1,923,911         590,851      (168,028)    2,346,734    1,054,116    1,292,618
equipment  nder
capital lease
-------------------------------------------------------------------------------------------------------------
Other assets             30,700                                      30,700        2,558       28,142
under capital
lease
-------------------------------------------------------------------------------------------------------------
                      3,665,347       2,100,326    (2,641,178)    3,124,495    1,288,363    1,836,132
-------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
                             Accumulated         Amortization         Write-offs        Accumulated
                             amortization and                                           amortization
                             write-offs -                                               and write-offs -
                             beginning                                                  end of year
                             of year
----------------------------------------------------------------------------------------------------------
Computer equipment and         140,789             212,053            (170,339)            182,503
software
----------------------------------------------------------------------------------------------------------
Office equipment                52,685              39,174             (52,462)             39,397
----------------------------------------------------------------------------------------------------------
Leasehold improvements           3,569              16,942             (10,722)              9,789
----------------------------------------------------------------------------------------------------------
Virtual Call Centre
Solution
----------------------------------------------------------------------------------------------------------
Computer equipment under       312,763             741,353                                1,054,116
capital lease
----------------------------------------------------------------------------------------------------------
Other assets under capital       2,558                                                        2,558
lease
----------------------------------------------------------------------------------------------------------
                               512,364           1,009,522             233,523)          1,288,363
----------------------------------------------------------------------------------------------------------

Capital assets as at March 31, 2000 consists of:

-------------------------------------------------------------------------------------------------------------
                        Cost -           Additions         Cost -           Accumulated        Net book value
                        beginning of                       end of year      amortization
                        year                                                and write-offs
-------------------------------------------------------------------------------------------------------------
Computer                 64,899           503,402           568,301           140,789              427,512
equipment and
software
-------------------------------------------------------------------------------------------------------------
Office equipment         49,220           217,219           266,439            52,685              213,754
-------------------------------------------------------------------------------------------------------------
Leasehold
improvements              2,979            14,306            17,285             3,569               13,716
-------------------------------------------------------------------------------------------------------------
Virtual Call
Centre                  858,711           858,711           858,711
Solution
-------------------------------------------------------------------------------------------------------------
Computer equipment                      1,923,911         1,923,911           312,763             1,611,148
under capital lease
-------------------------------------------------------------------------------------------------------------
Other assets under                         30,700            30,700             2,558                28,142
capital lease
-------------------------------------------------------------------------------------------------------------
                        117,098         3,548,249         3,665,347           512,364            3,152,983
-------------------------------------------------------------------------------------------------------------

                                      F-21

--------------------------------------------------------------------------------------------------------------------------------
                            Accumulated              Amortization             Write-offs               Accumulated
                            amortization and                                                           amortization and
                            write-offs - beginning                                                     write-offs - end
                            beginning                                                                  of year
                            of year
--------------------------------------------------------------------------------------------------------------------------------
Computer equipment and            7,684                 133,105                                            140,789
software
--------------------------------------------------------------------------------------------------------------------------------
Office equipment                  1,887                  50,798                                             52,685
--------------------------------------------------------------------------------------------------------------------------------
Leasehold improvements              135                   3,434                                              3,569
--------------------------------------------------------------------------------------------------------------------------------
Virtual Call Centre
Solution
--------------------------------------------------------------------------------------------------------------------------------
Computer equipment under                                312,763                                            312,763
capital lease
--------------------------------------------------------------------------------------------------------------------------------
Other assets under capital                                2,558                                              2,558
lease
--------------------------------------------------------------------------------------------------------------------------------
                                  9,706                 502,658                                            512,364
--------------------------------------------------------------------------------------------------------------------------------

During the year ended March 31, 2001,  the Company wrote off capital assets with a cost of $766,039 and accumulated amortization of $233,523 and wrote-down other capital  assets by $248,572  in  connection  with its  decision to wind down its
Community division and sell its Hosting divisions {note 1}.

Capital assets includes assets with a net book value of approximately  1,950,000 in respect of Homebase assets sold after year end. F-22

During the year,  the Company  wrote down  $858,711  in  relation to  technology licenses for our Contact application  purchased in the previous periods,  and an additional  amount of $757,856 related to hardware  purchased in the 2001 fiscal year, due to a series of decisions to alter the technology  platform under which the Contact services are to be provided.

7. RELATED PARTY TRANSACTIONS

The amount due to related  parties  consists  of amounts due to current and past officers of the  Company.  The amounts are  non-interest  bearing and payable on demand.  The balances relate to expenditures  incurred and services performed on behalf of the Company,  except for Cdn.$25,000 of the amount due as at March 31,
1999 which relates to cash advances provided to the Company.

During the year ended March 31, 2001, the Company incurred  expenses of $119,681
[ Cdn.$336,175] March 31, 2000 - $142,740; March 31, 1999 - $26,981; December 31,
1998 - $16,178;  December 31, 1997 - nil] for consulting  services provided by a company owned by a shareholder and the  Co-Chairman of the Company.  The Company
will continue to pay a monthly  consulting  fee of $10,195  [Cdn.$15,000]  while services are being rendered.

During  the year ended  March 31,  2001,  general,  administration  and  selling expenses  include  $119,681223,521  from the above  related  party  transactions
[March 31,  2000 -  $214,110;  March 31,  1999 - $26,981;  December  31,  1998 -
$106,023; December 31, 1997 - $42,119].

Revenues for the year ended March 31, 2001 include  $254,383 of hosting services provided  to a company  that has a director  that is an  officer of the  Company
[March 31,  2000 -  $15,633,  March 31,  1999 - nil;  December  31,  1998 - nil;
December 31, 1997 - nil].

8. OBLIGATIONS UNDER CAPITAL LEASE

The Company  entered into a lease  agreement on June 25, 1999 for the lease of a
Sun Microsystems Enterprise 10000 computer. Future minimum annual lease payments under this and other smaller capital leases mainly with Sun originally  expiring at various dates to March 2004 are as follows:

                                                                $
----------------------------------------------------------------------

2002                                                           881,796
2003                                                           555,381
2004                                                            10,692
----------------------------------------------------------------------
Total minimum lease payments                                 1,447,869
Less amount representing interest at 9.75% to 10.75%           126,015
----------------------------------------------------------------------
Balance of obligations                                       1,321,854
Less current portion                                           346,807
----------------------------------------------------------------------

                                                               975,047
===============================================================================

Of the  $1,321,854  in  outstanding  lease  obligations,  $1,320,148  pertain to various  capital  leases  with Sun  Microsystems.  During  the year the  Company defaulted on various lease  agreements  for computers and equipment  provided by
Sun Microsystems  Inc.(Sun). On April 20, 2001, the Company paid all outstanding lease payments in arrears. On May 10, 2001, the Company successfully  negotiated the  termination  of these  agreements and Sun has released the Company from any further obligations (See note 1 Impairment of Assets and Restructuring Charges).

9. SHARE CAPITAL

Authorized

The Company has 100,000,000  shares of preferred stock authorized at a par value of $0.001 per share and has 100,000,000  shares of common stock  authorized at a par value of $0.001 per share.

Exchangeable shares

The number of shares of common stock  outstanding  as of March 31, 2001 includes
1,266,526  exchangeable  shares of  InfoCast  Canada  which have been  deemed as shares of common stock of the Company for accounting  purposes and in respect of the loss per share calculations because the exchangeable shares are the economic equivalent of shares of common stock of the Company.

Agreement with Market Pathways Financial Relations Incorporated

On November 1, 2000, the Company  entered into an agreement with Market Pathways
Financial Relations  Incorporated ("MP"), to provide services to expand investor
awareness  of  the  Company's  activities  through  shareholder   communication,
stockbroker  support,  investor lead generation and media  relations.  For these services, the Company will (i) pay $6,000 a month in cash and (ii) issue 112,000 shares of common stock of the Company in 4 equal  installments  of 28,000 shares each  vesting on November 1, 2000,  February 1, 2001,  May 1, 2001 and August 1,
2001  respectively.  The  Company  recorded  $106,413  of expense and $19,587 of deferred  compensation related to the 112,000 shares during the year ended March
31, 2001. The Company will amortize the deferred compensation of the shares over the respective vesting periods and will revalue all of the shares each reporting period  over the life of the  agreement  with MP.  The  Company  terminated  the agreement on May 14, 2001 and issued the last 28,000-share  installment in final settlement of obligations totaling $36,000 owing as at the date of termination.

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

Private Placement

From July to November  1999,  the Company  completed  the private  placement  of
1,879,000  shares of common  stock at $5.50  per  share  for gross  proceeds  of
$10,334,500  excluding an agent's fee of $1,033,329.  During  February and March
2001, the Company  consummated a private placement financing whereby the Company issued 12,797,682 common stock and granted warrants to purchase 6,398,841 common stock at an exercise price of $0.75 per share for an aggregate offering price of
$6,398,841 pursuant to Regulation S of the Securities Act of 1933, as amended.

In  accordance  with the  terms of the  February  and March  private  placements referred  to  above,  if  a  registration  statement  covering  the  Registrable
Securities  required to be filed by the Company is not declared effective by the
Securities Exchange Commission on or prior to October 31, 2001, then the Company shall issue to the Purchaser one Warrant to purchase 0.50 shares of common stock for each Unit purchased by the purchaser in the offering.

Issuance of Shares

On January 25, 2001,  the Company  issued 30,000 shares of the Company's  common stock  to a firm in  which  a  former  director  is a  partner  and  which  is a significant  supplier of the Company in exchange for  extended  credit terms for accounts payable due to the firm.

On January 18, 2001, the Company  entered into an agreement with the Landlord of its Tucson facilities to vacate the premises before February 28, 2001 as part of the  Company's  decision  to wind down its  Community  Division.  As part of the settlement,  the Company paid in February 2001 $237,435 for rents in arrears and issued 250,000  shares of the Company's  common stock valued at $1.20 per share.
The cost of the shares was recorded as a restructuring charge (see note 1).

Subscription Receivable

On March 15,  2001,  the  Company  issued to the  Chairman  and Chief  Executive
Officer,  400,000 common shares and granted  warrants to purchase 200,000 common shares of the  Company at a price of $0.75 per  share,  in  consideration  for a
$200,000  non-interest  bearing loan repayable by October 15, 2002. The warrants expire on January 31, 2004.  The loan  receivable  was netted from share capital and additional paid in capital.

Stock options

1998 Stock Option Plan

Pursuant to the Company's 1998 Stock Option Plan as amended on January 29, 1999,
2,250,000  shares of common stock are eligible for grant.  As of March 31, 2001, the Company had  1,650,000  shares of common stock  reserved for the exercise of stock options granted to various  individuals  involved in the management of the
Company,  of which  2,075,000 were  originally  granted on February 8, 1999 from which  600,000  were later  cancelled  during the year ended  March 31, 2001 and
175,000  of which were  granted  on  February  1,  2000.  As of March 31,  2001, consultants  hold 500,000 of the options,  while  employees and  directors  hold
1,150,000 of the options.

The options  granted on  February  8, 1999  expire  three years from the date of grant,  are exercisable at $1.00 per share and were fully vested as of March 31,
2000.

The 175,000  options  granted on February 1, 2000 expire two years from the date of grant, were fully vested on July 12, 2000, are exercisable at $1.00 per share and were granted to a  consultant  of the  Company.  The  deferred  compensation attributable  to these stock  options  granted to a consultant  was valued as of
July 14, 2000 to the then current fair value of $2.29 per stock option (based on an  expected  dividend  rate of 0%, an  expected  life of one year,  a risk-free interest rate of 6.65%, an expected  volatility factor of 1.239 and the July 14,
2000 closing market price of $3.06 per share of common stock).  As a result,  as of July 12, 2000 (vesting date), these options were valued at $400,750, of which
$386,273 was previously recognized as a stock option compensation expense during the year ended March 31,  2000 and of which  $14,477  has been  recognized  as a stock option  compensation  expense  during the year ended  March 31, 2001.

1999 Stock Option Plan

Pursuant to the 1999 Stock Option Plan an additional 2,000,000 stock options are eligible  for grant.  As of March 31,  2001,  1,595,000  of the  eligible  stock options were granted to various  employees,  officers,  consultants and advisors pursuant to this plan.

On June 14,  2000,  the Board of Directors  approved the  repricing of 1,605,000 stock  options  previously  granted  through to February 29, 2000 with  original exercise prices ranging from $7.00 to $8.625 per share to the new exercise price of $4.00 per share,  which  resulted in  incremental  stock option  compensation expense  of  $63,800  in respect  of  110,000  repriced  stock  options  held by consultants  and nil in respect of the 1,508,335  repriced stock options held by employees and directors as the fair value of the Company's stock closed at $1.13 per share as of March 31, 2001. The repriced stock options will be accounted for as variable options until they are exercised, forfeited or expired.

During the year ended March 31,  2001,  566,669  options  were  cancelled.  Also during the period,  385,000  options were granted to employees and directors and
15,000 options were granted to a consultant,  with exercise  prices of $4.00 per share.

As at March 31, 2001,  1,107,921  stock options have vested.  The remaining will vest on various dates between April 2001 and February 2003 and expire on various dates between November 2004 and June 2005.

The deferred  compensation  in respect of the 385,000 stock  options  granted to employees  during the year ended March 31,  2001 was nil  because  the  exercise price of the options was equal to the market price of the shares of common stock on the date of grant. The remaining 15,000 stock options granted during the year ended  March 31,  2001,  have been  valued at $13,400 of which  $13,170 has been recognized as a stock option compensation  expense,  and of which the balance of
$230 has been recorded as deferred  compensation in stockholders'  equity. Stock option  compensation  expense of $48,578 was charged during the year ended March
31,  2001 in respect of the  amortization  of deferred  compensation  previously recorded  in respect of 233,333  stock  options  of the  350,000  stock  options granted on December 8, 1999.

2000 Stock Option Plan

On June 14, 2000 and August 14, 2000  respectively,  the Board of Directors  and the  stockholders of the Company approved the 2000 Stock Option Plan under which an additional  2,000,000  stock options are eligible for grant.  As of March 31,
2001, the Company had outstanding stock options to various employees,  officers, consultants and advisors pursuant to the 2000 Stock Option Plan as follows:

                                       Option price                 Expiry
Grant date              Options          per share                  date
                           #                 $
-----------------------------------------------------------------------------

June 14, 2000             334,000          4.00                  June 13, 2005
November 8, 2000           50,000          2.00               November 7, 2005
January 25, 2001          136,670          1.00               January 24, 2006
March 5, 2001             750,000          1.00                  March 5, 2006
-----------------------------------------------------------------------------
                        1,270,670
=============================================================================

The 334,000 options  exercisable at $4.00 per share vest as follows:  111,339 on the date of grant,  111,336 at June 14, 2001 and 111,325 on June 14,  2002.  The
50,000 options  exercisable at $2.00 was vested on the grant date of November 8,
2000.  The 136,670  options  exercisable  at $1.00 vested on the grant date. The balance of the  options  exercisable  at $1.00 vest as  follows:  250,000 on the grant date, 250,000 on Jan. 1, 2002 and 250,000 on Jan. 1, 2003.

Of the 334,000 options  exercisable at $4.00, 20,000 were granted to consultants and  advisors  and have been  valued at  $20,067,  based on a  weighted  average expected  dividend  rate of 0%,  weighted  average  expected  life  of 2  years, weighted average  risk-free  interest rate 6.65% and a weighted average expected volatility  factor of 1.268,  of which  $16,747 has been  recognized  as a stock option  compensation  expense  during the year ended March 31, 2001 and of which the balance is recorded as deferred compensation.

Of the 136,670  options  granted on January 25,  2001;  16,441 were granted to a consultant  and  valued  at  $10,851  which  was  recognized  as a stock  option compensations  expense  during the year ended March 31,  2001.  The stock option compensation expense and deferred compensation in respect of the 1,234,229 stock options granted to employees and directors was nil because the exercise price of the options was greater  than the market  price of the shares of common stock on the date of grant.

Other stock options

On June 1, 1999,  the  directors  of the Company  approved  the grant of 750,000 stock options  outside of the 1999 Stock Option Plan to an individual who became an  officer  of the  Company  on  September  4,  1999.  The stock  options  were originally exercisable at a price of $7.00 per share, expire five years from the date of grant  and vest as  follows:  250,000  on  September  4,  1999  upon the acceptance by the individual of formal  employment with the Company,  250,000 on
September 4, 2000 and 250,000 on September 4, 2001.  These  outstanding  options have  been  valued at  $2,437,500  of which  $1,523,437  and  $846,169  has been recognized as a stock option  compensation  expense  during the year ended March
31,  2000,  and the year ended March 31,  2001,  respectively,  and of which the balance of $67,894 has been  recorded as deferred  compensation  as of March 31,
2001 in  stockholders'  equity  (deficiency).  On June 14,  2000,  the  Board of
Directors  approved  the  repricing  of these stock  options to the new exercise
price  of  $4.00  per  share,   which  resulted  in  incremental   stock  option
compensation expense of nil because the fair value of the Company's stock closed at $1.13 per share as of March 31, 2001.  These  repriced  stock options will be accounted  for as  variable  options  until  they are  exercised,  forfeited  or expired.

On October 18, 1999,  the directors of the Company  approved the grant of 60,000 stock options  outside of the 1999 Stock Option Plan to an individual who was to provide financial and investor relations consulting services to the Company. The agreement  with this  individual  was  terminated  in May 2000  resulting in the cancellation  of unvested  options to  purchase  30,000  shares of common  stock previously granted resulting in a credit to stockholders'  compensation  expense of $37,763.  Also,  on June 14, 2000 the  remaining  30,000  stock  options were repriced from $8.25 per share to $4.00 per share resulting in incremental  stock option  compensation  expense of $17,400  during year ended March 31, 2001.  The remaining  30,000  stock  options are fully vested and expire two years from the date of grant.

A summary of the Company's stock option activty, including stock options granted to the former  employees and directors of i360 upon the  acquisition of i360, is as follows:

                                                               Weighted Average   Weighted Average
                                                              Number of Options    Exercise Price
                                                                   #
                                                             ------------------------------------
Outstanding as of January 1, 1999                                      --                      --
Granted                                                         2,250,000                    1.00
Exercised                                                              --                      --
Forfeited                                                              --                      --
Cancelled                                                        (175,000)                   1.00
----------------------------------
Outstanding as of March 31, 1999                                2,075,000                    1.00
Granted                                                         3,060,500                    6.74
Exercised                                                              --                      --
Cancelled - not vested                                            (75,000)                   7.00
Cancelled - vested                                               (195,500)                   7.00
------------------------------------

Outstanding as of March 31, 2000                                4,865,000                    4.28
                                                             ------------------------------------
Repricing of all options with exercise prices greater than      4,865,000                    2.72
$4.00 to $4.00

Granted                                                         2,832,147                    3.03

Exercised                                                              -                       -

Cancelled - not vested                                             83,996                    4.00

Cancelled - Vested                                              1,172,001                    2.46

Cancelled - i360                                                  900,379                    4.00
                                                             ------------------------------------
Outstanding as of March 31, 2001                                5,540,771                    2.70
                                                             ------------------------------------

Exercisable as of March  31, 2001                               3,875,932                    2.40
                                                             ------------------------------------

Exercisable as of March  31, 2000                               3,628,336                    2.40

Exercisable as of March  31, 1999                                  -                           -

If the Company had adopted  FASB  Statement  No. 123 ("FASB  123") in respect of stock options  granted to its employees  and  directors,  the Company would have recorded a higher stock option compensation expense for the year ended March 31,
2001 of $3,363,386 [2000 - $2,990,493,  3 months ended March 31, 1999 - $69,556]
in respect of the  amortization  of the estimated  value of the Company's  stock options to employees over the vesting periods of the options, which results in a pro-forma net loss of $102,531,153[2000 - $34,141,677,  three months ended March
31, 1999 - $3,153,487) and a pro-forma basic and diluted loss per share of $3.31
[2000 - $1.51, three months ended March 31, 1999 - $0.27] in respect of the nine month period ended December 31, 2000.

The Company  assumed the following  expected  dividend  rates,  expected  lives, risk-free  interest  rate and  expected  volatility  factors  in  respect of the valuation of stock options granted to employees and directors in accordance with
FASB 123:

----------------------------------------------------------------------------------------------------------------------------
                                                Weighted Average             Weighted Average         Weighted Average
                                                March 31, 2001                March 31, 2000           March 31, 1999
----------------------------------------------------------------------------------------------------------------------------
Expected dividend rate                          0%                           0%                       0%
----------------------------------------------------------------------------------------------------------------------------
Expected life                                   2 yrs                        2 yrs                    2 yrs
----------------------------------------------------------------------------------------------------------------------------
Risk-free interest rate                         6.65%                        5.30%                    5.08%
----------------------------------------------------------------------------------------------------------------------------
Expected volatility                             1.268                        0.8087                   0.838
----------------------------------------------------------------------------------------------------------------------------

On April 2, 2001 the Company  granted an additional  1,067,000  stock options to employees with an exercise price of $1.00 per share. The stock options expire on
April 1 and  April 2, 2006 and vest as  follows;  i)  389,000  upon  grant;  ii)
339,000 on April 1 and April 2, 2002;  and iii)  339,000 on April 1 and April 2,
2003.

On May 17, 2001 the Company  granted an  additional  250,000 stock options to an employee with an exercise price of $1.00 per share.  The stock options expire on
May 17,  2006 and vest as follows;  i) 83,333 upon grant;  ii) 83,334 on May 17,
2002; and iii) 83,333 on May 17, 2003.

The weighted  average fair value of the stock  options  granted to employees and directors  during the year  ended  March 31,  2001 was $1.50 per option  (2000 -
$2.00, three months ended March 31, 1999 - $6.50.)

Other warrants

Pursuant to a letter  agreement dated April 7, 2000, the Company paid $9,000 per month plus expenses,  and issued warrants to purchase 200,000 common shares to a financial advisor in consideration for general corporate, financial advisory and investor  media  relations  consulting  services  over the one year  term of the agreement.  In addition,  the financial advisor will be entitled to a commission on certain  corporate  financing  transactions in which the advisor is involved.
These warrants have an exercise  price of $6.50 and expire April 7, 2005.  These warrants  have been  valued as of December  31, 2000 at $26,000 in the  accounts
(based on a  volatility  factor of 1.452,  an  expected  life of two  years,  an expected  dividend  rate of 0% and a risk-free  interest rate of 6.57%) of which
$19,090 has been  recorded as general and  administrative  expenses and of which the balance of $6,910 has been recorded as deferred compensation. These warrants will be revalued each interim  period until the final April 7, 2001  measurement date.

On  June  14,  2000,  200,000  warrants  were  granted  to  the  Co-Chairman  as compensation  for  various  services,  including  his  role in  negotiating  the convertible  debenture  financing (note 10) and i360  acquisition  (note 1). The
$384,000 value of these warrants was allocated as follows:  $192,000 to deferred convertible debt issuance costs and $192,000 to the i360 acquisition costs. Also on June 14, 2000,  300,000 warrants were issued to a stockholder as compensation for various services, including his role in negotiating the i360 acquisition and investor relations' services. The $576,000 value of these warrants was allocated as follows:  $518,400 to the i360  acquisition  costs and $57,600 to general and administrative  expenses.  The value of these warrants was determined by a Black
Scholes  model  based on a  volatility  factor of  1.268,  an  expected  life of one-year,  an  expected  dividend  rate of 0% and a risk-free  interest  rate of
6.65%.  The i360  acquisition  costs of  $710,400  recorded  in respect of these warrants  plus  additional  cash i360  acquisition  costs of  $480,865  has been included in the i360 purchase  price.  These  warrants have an exercise price of
$4.00 per share and expire on January 25, 2004.

On November 1, 2000, the Company granted  warrants to purchase 475,800 shares of the Company's stock to certain existing stockholders for no consideration. These warrants  have an  exercise  price of $2.50 per share and expire on  November 1,
2002.  The  $385,398  value  of  these  warrants  was  charged  to  general  and administrative  expenses and was determined by a Black- Scholes model based on a volatility  factor of 1.449, an expected life of 1 years,  an expected  dividend rate of 0% and a risk-free interest rate of 6.55%.

In March 2001, the Company issued three-year warrants to purchase 262,000 shares of  common  stock  at an  exercise  price  of  $0.3333  per  share  as part of a settlement on a claim (see "Lemoines  settlement in note 14).  $327,500 of these warrants was charged to general and  administrative  expenses and was determined by a Black-Scholes model based on a volatility factor of 1.694, an expected life of 2 years,  an expected  dividend  rate of 0% and a risk-free  interest rate of
4.92%.

Pursuant to a letter  agreement  dated May 20,  1999 with an investor  relations company and subsequent  negotiations  in October 1999, the Company was obligated to pay a total of $75,000 and issue warrants to purchase 75,000 shares of common stock in  consideration  for consulting  services during the period from June 1,
1999 to May 31,  2000.  The  payments  were to be made and  warrants  issued for services in advance.  The  following  payments  have been made and the following warrants  have been  issued:  $25,000  and 25,000  warrants  on June 1, 1999 and
$12,500 and 12,500  warrants on each of October 6, 1999 and January 1, 2000. The
Company  terminated  the agreement in March 2000 and does not intend to make any additional payments or issue additional warrants.  Based on an expected dividend rate of 0%, a volatility factor of 0.963 and a risk-free interest rate of 5.10%, the Company  valued the 25,000  warrants  issued on June 1, 1999 with a purchase price of $7.00 per share,  at $149,750  which is the fair market value as of the
August 31, 1999  measurement  date.  Based on a volatility  factor of 0.914,  an expected dividend rate of 0% and a risk-free interest rate of 6.10%, the Company valued the 12,500  warrants  issued on October 6, 1999 with a purchase  price of
$8.75 per share,  at $33,250  which is the fair market  value as of the November
30,  1999  measurement  date.  Based  on an  expected  dividend  rate  of 0%,  a volatility  factor of 0.873 and a risk-free  interest rate of 6.18%, the Company valued the 12,500  warrants  issued on January 1, 2000 with a purchase  price of
$7.62 per share,  at $28,875  which is the fair market value as of the March 31,
2000  measurement  date.  All  warrants  issued  under  this  agreement  will be exercisable  on or after  June 1, 2000 and  expire  May 31,  2001.  The  Company charged  $211,875  to general  and  administrative  expenses in respect of these warrants during the year ended March 31, 2000.

On June 1, 1999,  the Company  issued  warrants to  purchase  200,000  shares of common stock to parties in  consideration  for past  consulting  services to the
Company.  These warrants have a purchase price of $7.00,  are  exercisable on or after June 1, 2000 and expire May 31, 2001.  These  warrants have been valued at
$432,000 based on a volatility  factor of 0.744, an expected dividend rate of 0%
and a  risk-free  interest  rate of  5.10%  and  were  charged  to  general  and administrative expenses during the year ended March 31, 2000.

On February 11, 2000, the Company issued  warrants to purchase  56,000 shares of common  stock  to a  stockholder  of the  Company  for no  consideration.  These warrants have a purchase  price of $5.00,  are  exercisable on or after February
11,  2000 and expire  February  10,  2002.  These  warrants  have been valued at
$137,200 based on a volatility factor of 0.840 and a risk-free  interest rate of
5.95% and were charged to general and  administrative  expenses  during the year ended March 31, 2000.

In addition,  to the above noted  warrants,  there are warrants  outstanding  to former i360 shareholders (note 1) and Sun (note 11).

10. CONVERTIBLE DEBENTURES

Debenture - Series I

On April 4, 2000, the Company  issued 2,500 units by way of a private  placement at $1,000 per unit and on June 15, 2000 the  Company  issued an  additional  960 units by way of a private  placement at $1,000 per unit for total gross proceeds of  $3,460,000.  The Company  had also issued  3,500 units at $1,000 per unit in
March 2000, which in total results in $6,960,000 of convertible debt outstanding as of March 31, 2001. Each unit consists of $1,000  principal of convertible subordinated  debentures and warrants.  The convertible debentures bear interest accruing  from  the  date of issue at 7% per  annum,  payable  semi-annually  on
September  30 and March 31 and  mature on March 31,  2005.  The  debentures  are convertible  at the  option of the  holders at a  conversion  price of $6.00 per
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

The  intrinsic  value  of  the  beneficial   conversion  option  of  convertible
debentures  issued in April and June 2000 has been valued at $1,455,933  and has been included in interest expense during the year ended March 31, 2001.

The intrinsic value of the beneficial  conversion option of the debenture issued in March 2000 has been valued at  $1,913,482  and has been  included in interest expense in the year ended  March 31,  2000 as the  option was  exercisable  upon issuance.

Cash commission and other cash costs of $328,351 paid relating to the debentures issued in April and June 2000 in addition  to  $275,000  paid in March 2000 were recorded as a deferred  convertible  debenture  issuance cost. In addition,  the
Company  issued to the agent common stock purchase  warrants to purchase  96,111 shares of common  stock at $7.50 per share to the agents as a placement  fee for the convertible  debentures  issued in April and June 2000 in addition to 97,222 warrants  issued to the agent in respect of the March 2000 issuance.  Based on a
Black-Scholes  valuation,  the warrants  issued in April and June 2000 have been valued at $271,666 (based on a weighted  average  volatility  factor of 0.895, a weighted average expected life of 2 years, an expected dividend rate of 0% and a weighted  average  risk-free  interest rate of 6.26%) and the warrants issued in
March  2000  were  valued  at  $329,583  and have been  recorded  as a  deferred convertible debenture issuance cost. In addition, in June 2000, 100,000 warrants valued at $192,000 were issued to the Chairman as  compensation  for his role in negotiating the convertible  debenture financing (note 9) and were recorded as a deferred  convertible  debt issuance cost. The deferred charges related to these placements are being amortized on a straight-line  basis over the 5-year life of the debentures.

In the event that the Company defaults on the interest  payments,  the debenture becomes due within 30 days at the option of the debenture holder.

Debenture - Series II

On November 7, 2000, the Company  entered into a securities  purchase  agreement for  the  sale  of  $2,500,000  aggregate  principal  amount  of  the  Company's convertible  subordinated  debentures  due  2003 and  warrants  to  purchase  an aggregate of 250,000  shares of the Company's  common stock at an exercise price of $2.00 per share to one  investor  for a  purchase  price of  $2,500,000  (the
"November  Financing").  The  Company  closed  on the  sale  of  (i)  $1,000,000 aggregate  principal  amount of such debentures and warrants to purchase 100,000 shares  of common  stock to such  investor  on  November  7,  2000 and  received proceeds of $1,000,000  and (ii)  $750,000  aggregate  principal  amount of such debentures  and  warrants  to  purchase  75,000  shares of common  stock to such investor on December 12, 2000 and received net proceeds of $631,500  less agency commissions  of  $118,500.  The  closing of the final  tranche  of the  November
Financing was conditional on the closing bid price of the Company's common stock not being  below  $0.50 for three  consecutive  days on which the  NASDAQ  stock market is open for trading  subsequent to November 7, 2000.  This  condition was not met and, as a result,  the final tranche did not close.  The  debentures are convertible  into the Company's common stock, at any time, at a conversion price equal to the lower of (i) U.S.  $1.50  per share of common  stock or (ii) 80% of the average of the three lowest closing bid prices of the Company's common stock for the 30  days  immediately  preceding  the  conversion  date,  unless  at the conversion  date the common  stock is not  listed  and  posted for  trading on a recognized  stock  exchange or quotation  system,  in which case the  conversion price shall be U.S. $1.50.

The  intrinsic  value  of  the  beneficial   conversion  option  of  convertible
debentures issued pursuant to the November Financing has been valued at $681,041 and has been included in interest expense during the year ended March 31, 2001.

The cash  commission  costs of  $122,500  relating to the  debentures  issued in
November and  December  2000 was  recorded as a deferred  convertible  debenture issuance  cost.  In  addition,  the Company  issued to the agent,  common  stock purchase  warrants to purchase  17,500 shares of common stock at $2.00 per share as a  placement  fee for the  convertible  debentures  issued  in  November  and
December  2000.  Based on a  Black-Scholes  valuation,  the  warrants  issued in
November  and  December  2000 have been valued at $16,050,  (based on a weighted average volatility factor of 1.440-1.453,  a weighted average expected life of 2 years, an expected dividend rate of 0% and a weighted average risk-free interest rate of 6.42-6.59%) and have been recorded as a deferred  convertible  debenture issuance  cost.  The  deferred  charges  related to these  placements  are being amortized on a straight-line basis over the 3-year life of the debentures.

Conversion of Series II Debenture

On November 28, 2000, $300,000 of the convertible  debentures was converted into
384,448 shares of the Company's  common stock at the conversion price of $0.7833 per share. On December 4, 2000,  another $100,000 of the convertible  debentures were converted to 133,973 shares of the Company's common stock at the conversion price of $0.75 per share.  On  December  21,  2000,  a further  $100,000  of the convertible debentures were converted into 235,299 shares of the Company's stock at the conversion  price of $0.42833 per share.  On February 14, 2001, a further
$500,000 of the Series II Debentures  were  converted into 632,671 common shares at a conversion price of $0.80 per share. As a result of these conversions,  the
Company credited the $1,000,000  principal amount plus interest owing of $8,553, net of the related unamortized deferred  convertible  debenture issuance cost of
$74,773 to common stock and additional paid-in-capital.

Redemption of Series II Debenture

On February 14, 2001,  the Company paid the balance of the $750,000 of principal amount,  $13,089 of accrued  interest and a $152,618  redemption fee relating to the  Series II  Debentures.  As a result,  a loss  from  retirement  of debt was charged  against  income  during the three  months  ended  March 31, 2001 in the amount of the  $152,618  redemption  fee plus the related  unamortized  deferred convertible debenture issuance cost of $56,080.

11. COMMITMENTS

[a] Lease commitments

The Company leased premises and equipment under non-cancelable operating leases, which require future minimum annual lease payments as follows:

                                                                    $
-----------------------------------------------------------------------

2002                                                            253,353
2003                                                            179,124
2004                                                            163,308
2005                                                             82,387
-----------------------------------------------------------------------
                                                                678,172
=======================================================================

The rental payments for the premises are exclusive of taxes and operating costs.

During the year ended March 31,  2001,  the  Company  incurred  rent  expense of
$882,412 [March 31, 2000 - $384,334;  March 31, 1999 - $38,382; March 31, 1998 -
$4,044; December 31, 1998 - $16,701; December 31, 1997 - $5,711].

[b] Agreement with Sun Microsystems Inc.

On  September  14,  2000,  the  Company  entered  into  an  agreement  with  Sun
Microsystems Inc. ("Sun"), pursuant to which Sun purchased 320,674 shares of the
Company's  common stock at $3.12 per share for total  proceeds of $1,000,000 and the Company issued warrants to Sun to purchase 397,957 shares of common stock of the  Company  at an  exercise  price  of  $3.67  per  share.  The  warrants  are exercisable upon Sun's approval of lease financing credit lines as follows:  (i)
109,029 immediately upon Sun granting a $2 million lease line; (ii) 109,029 upon
Sun extending the lease line to $4 million; (iii) 109,029 upon Sun extending the lease line to $6 million;  and (iv) 70,870 upon Sun  extending the lease line to
$7.3  million.  On September  14, 2000,  Sun had approved the initial $2 million lease financing line, resulting in the first 109,029 warrants being exercisable.
The Company has drawn approximately $300,000 on this lease credit line.

Alternatively to exercising the warrants, Sun may have converted the outstanding warrants  into the number of shares of common stock of the Company  equal to the intrinsic  value of the converted  warrants (the  difference  between the market value of the  Company's  common stock at the time of  conversion  less the $3.67 warrant exercise price multiplied by the number of converted  warrants)  divided by the market  value of one share of the  Company's  common stock at the time of conversion. The warrants would have expired on September 14, 2005.

The initial  109,029  vested  warrants  were  valued at  $312,913  using a Black
Scholes  valuation  and  expensed in the  accounts.  As at March 31,  2001,  the unvested  warrants  have been valued in the  accounts  at  $205,139  (based on a volatility  factor of 1.701, an expected life of two years, an expected dividend rate of 0% and a  risk-free  interest  rate of 4.74%) and have been  recorded as deferred  compensation,  which will be revalued each reporting  period until the approval  of the  lease  lines by Sun at  which  time  the  value of the  vested warrants will be expensed, or the termination of the agreement.

Also pursuant to the September 14, 2000 agreement, Sun was obligated to purchase a further $1 million of the Company's  common stock in September 2001 at a price equal to 85% of the lessor of the market value of the Company's  common stock on the date prior to the  closing  and the average  market  price of the  Company's common stock on the 10 days  preceding the closing.  Pursuant to the  agreement, the closing of this  placement was  contingent  upon (i) the Company  meeting or exceeding  certain revenue and pre-tax income targets;  (ii) the market value of the Company's  common stock exceeding 1.5 times the price of the initial closing at the time of the second closing;  and (iii) the Company purchasing at least $5 million of Sun's  products  or  services  prior to the  closing,  including  any purchases made pursuant to the lease line. These conditions will not be met.

As a condition of the  investment  of the initial $1 million by Sun, the Company was  committed to purchase $20 million  worth of Sun products and  technologies, including  purchases  made  pursuant to the lease line,  and was not to purchase products and technologies  that are available from Sun from other companies over the ensuing two year period or over any extended  period,  if applicable,  until the  purchase  commitment  was met.  Should Sun not have  invested the second $1 million  contemplated  above, the Company's  obligation was to be reduced to $10 million.

On May 4, 2001, the Company entered into a Termination Agreement with Sun to (i)
cancel the $7.3 million lease financing line, (ii) cancel 288,928  unexercisable warrants related to $5.3 million Lease financing  credits not approved at May 4,
2001,  (iii) cancel the  Company's  $20 million  purchase  obligation,  and (iv)
release  Sun from any  obligation  to further  investment  in the  Company.  The initial 109,029 warrants remain outstanding.

[c] Agreement with Team CEO Corporation

Effective  April 1, 2001,  the Company  entered into an agreement  with Team CEO
Corporation  ["Team CEO"] to develop and  implement a sales  infrastructure  and distribution  channels,  including the associated  practices and  processes,  to maximize the Company's revenue opportunities.  Under the terms of the agreement, which ends  April 1,  2003,  Team CEO  receives  a monthly  fee of  $50,000  and commissions  on the Company's  earned revenue and will be entitled to a finder's fee in the event of the hiring of professional employees introduced by Team CEO.
Under the terms of the agreement,  the three principals of Team CEO will each be granted  options  each to purchase 1.2 million  common  shares of InfoCast at an option price of $1.00 per share.

In addition, on May 17, 2001 the Company granted 1,500,000 stock options to Team
CEO.  The options vest and expire based on the  achievement  of the  performance criteria provided for in an agreement between the Company and Team CEO.

[d] Agreement with VIGIC Services, LLC

In March 2001, the Company entered into an agreement with VIGIC Services, LLC, a
GTCR Golder  Rauner,  LLC company,  to render  certain  consultant  and advisory
services  in  connection  with  the  Company's   efforts  to  develop  operating
strategies,  pursue possible acquisitions or other strategic  transactions,  and raise  financing to March 31, 2004.  Pursuant the agreement,  the Company issued warrants  to purchase  750,000 of common  stock at $1.00.  Of these  warrants to purchase the Common Stock,  375,000 vested immediately and the remaining balance of 375,000 vest on March 15, 2002.  These  warrants have been valued at $690,000 in the accounts based on a volatility factor of 0.744, an expected dividend rate of 0% and a risk-free  interest  rate of 5.10% of which $16,369 has been charged to general and  administrative  expenses and of which the balance of $673,631 is included in deferred compensation. The unvested half of the warrants, which have been valued at $0.89 each as at March 31, 2001,  will be revalued each reporting period until the vesting date.  The value of the warrants will be amortized over the 1 year term of the agreement.

Subsequent  to March 31, 2001,  the agreement was amended to increase the number of warrants to 1,500,000 and to provide VIGIC with a monthly retainer of $16,666 per month. In addition, VIGIC will be entitled to a commission in the event of a financing with an investor introduced by VIGIC.

12. JOINT VENTURE INVESTMENT IN DIGITAL OUTCRY

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

As a result of the dilution,  commencing April 1, 2000, the Company has accounted for this investment using the cost method, which resulted in recording the final
$84,699  advanced  during the six months ended  September 30, 2000 at cost.  The prior equity and  shareholder  loans provided by the Company were reduced to nil during the year ended March 31, 2000 when the  Company was  accounting  for this investment  using the equity  method.  As at  March  31,  2001,  the  Company wrote-off  the  advances of $84,707 that had been  accounted  for using the cost method because Newco became an inactive company during the last two quarters.

13. INCOME TAXES

As of March  31,  2001,  the  Company  has  accumulated  non-capital  losses  of approximately Cdn. $19,018,000  [approximately  $12,200,000] for Canadian income tax purposes  which are available to reduce future years'  taxable  income.  The future income tax benefits associated with these non-capital losses have not yet been  recognized  in the  accounts.  These  non-capital  losses  will  expire as follows:

                                                                     Cdn. $
----------------------------------------------------------------------------

2002                                                                 125,000
2003                                                                 625,000
2004                                                                 126,000
2005                                                                 325,000
2006                                                                 120,000
2007                                                               8,709,000
2008                                                               8,988,000
----------------------------------------------------------------------------

                                                                  19,018,000
============================================================================

The Company has recorded no United States current  federal income tax expense or benefit.  As of March 31, 2001, the Company has accumulated net operating losses of  approximately  $23,135,000  for United States income tax purposes  which are available to reduce future years' taxable income. The future income tax benefits associated  with these net operating  losses have not yet been recognized in the accounts. These net operating losses will expire as follows:

                                                                        $
---------------------------------------------------------------------------

2018                                                                568,000
2019                                                              3,633,000
2020                                                              8,224,000
2021                                                             10,710,000
---------------------------------------------------------------------------
                                                                 23,135,000
===========================================================================

The Company has a United  States  capital  loss  carryforward  of  approximately
$6,019,000. A capital loss carryforward may only be used to reduce capital gains and cannot be applied  against  taxable  ordinary income that might be earned by the Company. These capital loss carryforwards will expire as follows:

                                                             $
----------------------------------------------------------------

2003                                                   5,419,000
2004                                                     600,000
----------------------------------------------------------------
                                                       6,019,000
----------------------------------------------------------------

Utilization  of the  United  States net  operating  loss  carryforwards  and the capital loss carryforwards are subject to the loss limitations rules of Internal
Revenue  Code   Sections  382  and  383  which  may   substantially   limit  the
annualization  of these  losses due to the  ownership  change  that  occurred on
January 29, 1999 [note 1]. Such annual  limitations may result in the expiration of all or a portion of the loss carryovers before utilization.

Following are the components of the Company's deferred tax liability balances:

                                                           March 31,            March 31,
                                                             2001                 2000
                                                               $                    $
-----------------------------------------------------------------------------------------

Homebase acquisition [note 1]                                   -              (5,656,895)
Future tax benefit of Canadian loss carryforwards           5,321,690           3,082,986
Canadian book depreciation in excess of
   tax depreciation                                           338,447               63,902
Canadian valuation allowance                               (5,659,637)          (3,146,078)
Future tax benefit of United States
   net operating loss carryforwards                         7,866,000            1,354,000
Future tax benefit of United States
   capital loss carryforwards                               2,046,000           2,257,000
Other United States amounts                                 2,651,000           1,711,000
United States valuation allowance                          (12,563,000)         (5,322,000)
-----------------------------------------------------------------------------------------
                                                                -              (5,656,895)
=========================================================================================
14. CONTINGENCIES

[a] Alleged wrongful dismissal and negligent misrepresentation

In October 2000, a former  employee of the Company filed a legal action  against the  Company  and  certain  of its  directors  and  officers  alleging  wrongful dismissal  and  negligent  misrepresentation.  The claimant is seeking  wrongful dismissal  damages of Cdn$50,000.00  (approximately $ 32,000 at March 31, 2001), damages for "loss of opportunity"  Cdn$1,000,000.00  (approximately $ 641,500 at
November 13, 2000), punitive damages of Cdn$50,000.00  (approximately US$ 32,000 at March 31, 2001),  unspecified  "special damages",  together with interest and costs. The Plaintiff's  employment was terminated on July 28, 2000 and plaintiff seeks six months'  severance which is included in the amount claimed above.  The
Company has not yet prepared a statement of defense. Management believes that it has a valid  defense  to the claim and  intends  to  defend  it  vigorously.  In addition,  management  believes  that the results of this matter will not have a material adverse impact on the Company,  although an unfavorable  decision could have a material adverse affect on the Company's  business,  financial  condition and results of operation.  No provision has been made in the accounts in respect of this claim.

[b] Alleged Advisory Services

On  February  1,  2001,  the  Company  received  a demand  for  payment  from an investment  advisor in the amount of  approximately  $900,000  regarding fees in connection  with alleged  advisory  services  performed in  connection  with the acquisition of i360 in 2000 (note 1). The Company does not agree that any fee is owed in connection with these alleged  advisory  services and intends to contest rigorously such request for payment.  No provision has been made in the accounts in respect of this request.

While the Company  believes  that this  matter will not have a material  adverse effect  on its  financial  position,  protracted  litigation  or an  unfavorable
decision  could  materially  affect  the  Company's   operations  and  financial
condition  through the  consumption of management time and utilization of scarce financial resources.

[c] Fair value of financial instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance  with the  requirements of SFAS No. 107,  "Disclosures  about
Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company using  available  market  information  and appropriate valuation methodologies.

The fair  values  of  financial  instruments  classified  as  current  assets or liabilities  including  cash  and  cash  equivalents,  accounts  receivable  and accounts payable and accrued  liabilities as of March 31, 2000 approximate their carrying  values  due to the  short-term  maturity  of  the  instruments.  It is impractical  to determine the fair values of the  convertible  debentures.

[d] Concentration of credit risk

The  Company  invests  its  cash  and cash  equivalents  primarily  with a major
Canadian  chartered bank.  Certain  deposits,  at times, are in excess of limits
insured  by  the  Canadian  government.   The  Company  believes  the  financial
institutions holding the Company's deposits are financially sound.  Accordingly, minimal credit risk exists.

[e] Settlement with Applied Courseware Technology (A.C.T.) Inc.

Pursuant to a Letter of Intent dated February 10, 1999, as amended,  between the
Company and Applied  Courseware  Technology  (A.C.T.) Inc. ["ACT"],  the Company
intended to purchase a 100% interest in ACT.

In  September  1999  the  Company  made the  decision  not to  proceed  with the acquisition of ACT, which ACT contested. On January 7, 2000, the Company reached a final settlement with the shareholders of ACT whereby the Company paid $68,800
[Cdn.$100,000] in consideration for certain capital assets and the reimbursement of expenses incurred by ACT relating to the purchase agreement,  which amount is included in the accounts as of March 31, 2000. In addition,  the Company forgave a note for $95,242 [Cdn.$140,000],  including interest of $3,443 and as a result wrote the amount  receivable down to nil. The Company also issued 200,000 shares of common  stock of the  Company  to two  shareholders  of ACT and  recorded  an expense in the  accounts  at the fair value of the common  shares  issued at the date of the  settlement.  During the year ended March 31, 2000, the Company made
cash  advances  to  ACT  totaling   $559,873   [Cdn.$823,629]  to  fund  certain
development  expenditures  incurred  by ACT on  behalf  of  the  Company.  These advances,  in addition to $47,390 [Cdn.$70,000] that was outstanding as of March
31, 1999, have been charged to research and development expenses during the year ended March 31, 2000.

[f]  Lemoines Settlement

On or about July 12, 2000,  claims were filed  against i360 in a Colorado  Court alleging  breach of contract by i360 in  connection  with two alleged  contracts concerning the  distribution  of i360's service  offering.  The claim was for an indeterminate  amount of damages.  One of the alleged contracts consisted of two letters  signed by the  claimant  and  countersigned  by i360,  while the second alleged contract was not in writing.

In  March  2001,  the  Company  settled  the  lawsuits   between  itself,   Hope
International  and the  Lemoines.  The Company paid Hope  International  and the
Lemoines  an  aggregate  of $50,000 and issued  three-year  warrants to purchase
262,000  shares of common  stock at an  exercise  price of $0.3333  per share in settlement,  which have been valued at $327,500  determined  by a  Black-Scholes valuation  model based on a volatility  factor of 1.694,  an expected  life of 1 year, an expected dividend rate of 0% and a risk free interest rate of 4.92%.

15. Prepaid Royalties

On February 24, 2000,  InfoCast and Innatrex Inc.  ["Innatrex"]  entered into an
Application  Service  Provider  Agreement  which  allows  InfoCast,  among other things,  to incorporate  Innatrex's  software product into its product offerings and license the Innatrex  software product to third parties.  In  consideration,
InfoCast  was to pay  royalties  in  advance to  Innatrex.  The  prepayments  of
$207,857 were recorded as a prepaid  expenses and have been  written-off  during the year ended March 31, 2001 as the royalties are no longer consistent with the
Company's business plan.

16. SUBSEQUENT EVENTS

[a] Private Placement

From  arch 31,  2000 to July 13,  2001 In May,  June and July  2001 [to July 13,
2001],the Company  consummated a series of private  placement  financing whereby the Company  issued  3,238,000  common  shares and granted  warrants to purchase
1,644,000 common shares at an exercise price of $0.75 per share for an aggregate offering price of $0.50 pursuant to Regulations D and S of the Securities Act of
1933,  as amended.  The  warrants  vested on issuance  and expire on January 31,
2004.

[b] Liability settlement

As at March 31, 2001, the Company owed  approximately  $770,000 to a supplier of telecommunications  services  to its  Community  division,  which was  closed in
February 2000,  pursuant to a services agreement dated December 28, 2000. On May
15, 2001,  the Company and the supplier  terminated  the agreement and agreed to settle all financial  matters,  including  the $720,000  payable as at March 31,
2001 and a cancellation fee of approximately $600,000 conditional on the payment of $450,000 by June 30,  2001.  The Company  renegotiated  the  payments  terms, pursuant to an agreement  dated July 9, 2001,  whereby the Company paid $100,000 immediately  will be paid on July 31, 2001,  $100,000 will be paid on August 15,
2001 and $150,000 will be paid on August 31, 2001. In the event that the Company does not follow this payment schedule,  the full balance,  less payments made to date,  becomes  payable  immediately.  The Company  paid  $50,000 of this amount during May 2001.  As of March 31,  2001,  the Company  recorded a  liability  of
$670,000.

