Form 10-K/A
period 2001-03-31
INFOCAST CORP /NV
filed 2001-07-30
CIK 1093682

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)
(MARK ONE)

[ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001
                                       OR

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                        Commission file number 0-27343

                              INFOCAST CORPORATION
--------------------------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)

          Nevada                                                  84-1460887
--------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

1700 E. Ft. Lowell, Suite 106, Tucson, AZ                         85719
------------------------------------------                  --------------------
(Address of principal executive offices)                        (Zip code)

Registrant's telephone number including area code:       (520) 577-5728
                                                  ------------------------------

                         ------------------------------

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

            Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the
Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            YES           X         NO
                        -----           --------

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

            As of May 31, 2001, the aggregate  market value of the  Registrant's
Common Stock held by  non-affiliates  of the Registrant was  $37,723,624,  which value, solely for the purposes of this calculation,  excludes shares held by the
Registrant's officers, directors and their affiliates. Such exclusion should not be  deemed a  determination  or an  admission  by the  Registrant  that all such individuals are, in fact, affiliates of the Registrant.  The number of shares of the  Registrant's  Common  Stock issued and  outstanding  as of May 31, 2001 was
47,077,216.

            Documents Incorporated by Reference:            None.

EXPLANATORY NOTE

            This  Amendment  No. 1 on Form 10-K/A  (this  "Amendment")  is being filed in order to amend the  Registrant's  Annual Report on Form 10-K filed with the  Securities  and  Exchange  Commission  ("SEC") on July 16,  2001.

            The  Registrant's  Annual Report on Form 10-K  filed with the SEC on
July  16,  2001  is  hereby  amended  in  its  entirety  to  add  the  following information:

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

            We have recently  completed the testing and  demonstration  phase of development  with respect to our e-Learning  application and such application is now  commercially  available.  There can be no assurance that we will be able to complete the  deployment of our  e-Learning  application  as scheduled or at all because  we may  not be able to (i)  raise  the  additional  funds  required  to complete such deployment,  (ii) enter into agreements with  appropriate  content and  network  providers  and (iii)  attract and retain  technologically  skilled employees.  In addition,  we cannot assure you that a substantial market for our
e-Learning  application  will develop and grow.  To date we have entered into an agreement  to provide  products  and  services  potentially  totaling up to $4.0 million  to be  delivered  during  the

next 12 months.  Under the terms of this agreement,  we will deliver  e-Learning products and services to certain  South African  school  boards  through a local distributor agent for a period of 36 months.  There is no assurance that we will be required to deliver up to the potential $4.0 million of products and services during the next 12 months,  or beyond as the buyer is not committed  to purchase any minimum amount.

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

WE  MAY  NOT  SUCCESSFULLY  MANAGE THE  IMPLEMENTATION  OF  OUR  RECENT  PRODUCT
DISTRIBUTION CHANNEL AGREEMENTS.

            We recently  entered into product  distribution  channel  agreements with  AT&T  Corp. and  AT&T  Canada for our Contact  solution  and with a number of smaller distributors for our e-Learning solution. We expect to hire an additional  20  employees  over the next 12 months  to  assist  in the  business expected to be generated in the Contact

solution as a result of the AT&T distribution  channel agreements.  There can be no assurance that we will successfully  manage the deployment of these products.
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

ITEM 3.  LEGAL PROCEEDINGS

            In October  2000,  a former  employee of the  Company  filed a legal action  against the Company and certain of its directors  and officers  alleging wrongful  dismissal  and  negligent  misrepresentation.  The claimant is seeking wrongful dismissal damages of Cdn$50,000.00  (approximately US$ 32,000,  damages for "loss of opportunity" Cdn$1,000,000.00  (approximately US$ 640,000, punitive
damages  of  Cdn$50,000.00   (approximately  US$  32,000,  unspecified  "special
damages",  together  with interest and costs.  The  Plaintiff's  employment  was terminated  on July 28,  2000 and  plaintiff  seeks six months'  severance.  The
Company has not yet prepared a statement of defense. Management believes that it has a valid defense to the claim and intends to defend it vigorously. By a court order dated February 19, 2001,  the action was dismissed with prejudice  against some  directors and officers of the Company.  In addition,  management  believes that the results of this matter will not have a material  adverse  impact on the
Company,  although an unfavorable  decision could have a material adverse affect on the Company's  business,  financial  condition  and results of operation.  No provision has been made in the accounts in respect of this claim.

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

     DATE OF         DESCRIPTION OF       NUMBER OF SHARES          OFFERING/                               NOTES
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

                                                                                                                         PERIOD FROM
                                                                                                                       JULY 29, 1997
                                                                                   THREE MONTHS ENDED    YEAR ENDED   (INCEPTION) TO
                                              YEAR ENDED      YEAR ENDED               MARCH 31,         DECEMBER 31,   DECEMBER 31,
                                             MARCH 31, 2001  MARCH 31, 2000      1999           1998         1998           1997
Statement of Operations Data:

Revenues                                   $  2,164,751    $    305,754    $       --     $     43,446   $   43,446     $    3,508

General, administrative and selling
Expense                                      14,052,103       7,391,128         635,334         42,494      375,302         47,954

Stock option compensation expense             1,200,883      13,351,908       2,256,938           --           --             --

Research and development expense              1,202,223       5,186,265         162,914         19,703       88,180         51,257

Amortization                                 10,603,482       4,315,180           4,144           --           --             --

Depreciation                                  1,009,522         495,401           5,507            870        3,836            458

Write-down of VCC technology                  1,616,567            --              --             --           --             --
------------------------------------------------------------------------------------------------------------------------------------

Total expenses                               29,684,780      30,739,882       3,064,837         63,067      467,318         99,669
------------------------------------------------------------------------------------------------------------------------------------
Loss on sale of marketable equity
investment                                   (2,626,297)           --              --             --           --             --

Restructuring and impairment charges        (95,832,450)           --              --             --           --             --

Deferred Income Taxes                        29,656,895       1,229,105            --             --           --             --

Interest income                                  94,377         132,057           4,478           --           --             --

Interest and loan fees                       (2,731,565)     (1,913,482)        (23,562)          --           --             --

Loss on redemption of convertible debt         (208,698)           --              --             --           --             --

------------------------------------------------------------------------------------------------------------------------------------

Net loss for the period                     (99,167,767)    (31,151,184)      3,038,921         19,621      423,872         96,161
------------------------------------------------------------------------------------------------------------------------------------
Net loss per share                                 3.20            1.37            0.27         478.56         0.55       2,345.39

                                            AS OF MARCH 31,                                            AS OF DECEMBER 31,
                                                  2001          2000             1999          1998          1998          1997
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
Cash and cash equivalents                   $ 2,607,267     $ 3,637,931     $ 3,092,445    $       --     $   25,595   $      301

Working capital                              (4,146,603)      5,823,306       2,840,129       (126,785)     (564,601)    (106,438)

Total assets                                  8,326,028      34,569,481       4,025,076         47,510       143,467       28,604
Long term debt and obligations under
capital leases, excluding current
portion                                       7,935,047       4,302,836            --

Stockholders' equity (deficiency)            (6,634,192)     22,295,007       3,493,112       (115,376)     (496,667)     (94,459)

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

            3.    We are dependent on arranging  financing  which will allow the company to develop its market  potential and deliver  products including the activities identified in number 1 and 2 above.

            4.    We have been working through our partnership with VIGIC LLC to identify  acquisitions,  which will  strengthen  the company's intellectual company position and performance potential.

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

We also wrote-off $166,114 relating to the leasehold improvements and certain of the furniture  and fixtures in the  Community  Division and $80,544 of Corporate
head office  leasehold  improvements  to their  estimated net realizable  value.
Furthermore,  during the year ending March 31, 2001, Digital Outcry, an Internet start-up in which the company had invested,  became inactive,  and we wrote down its net asset of $84,581 to the estimated net realizable  value of nil. We wrote down $628,118 and $15,482 relating to other assets in the Hosting Division

The restructuring provision also encompasses exit costs and write-downs totaling
$25,523. No provision was made regarding the Hosting Division,  as there were no costs incurred or anticipated beyond March 31, 2001.

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

Expenses

            General,   administrative   and  selling  expenses   increased  from
$7,391,128 for the year ended March 31, 2000 to  $14,052,103  for the year ended
March 31,  2001.  The  Company  recorded  approximately  $3,100,000  as expenses directly  related to revenue in the  twelve-month  period  ended  March 31, 2001 compared to approximately $148,000 for the same period ended March 31, 2000. The balance of the increase in expenses during the twelve-month  period ending March
31, 2001 over the same period  ending  March 31, 2000 was due to the addition of our Community  division  (formerly i360 Inc.) acquired on August 15, 2000, which contributed  approximately $5,400,000 of expenses, full year of Hosting division
expenses  this  year  compared  to  partial  year  expenses  last  year,   which
contributed approximately $2,650,000 to the increase in expenses, and due to the development of the Company's corporate  management and business development team during  2001.  During  the  last  quarter  of the year  ended  March  31,  2001, management revised its development plans and undertook measures to substantially reduce its ongoing  operating  budget,  including  the decision to wind-down its
Community  Division and divest or wind-down its Hosting  Division.  After taking into account the exit costs,  we expect a significant  reduction in the general, administrative and selling expenses in fiscal 2002. The Company will continue to evaluate its cost structure and adjust its  organization to reflect its changing business  environment.  The outcome of these matters cannot be predicted at this time.

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

            Amortization  expenses  increased from $4,315,180 for the year ended
March 31, 2000 to $16,603,482 for the year ended March 31, 2001. The variance is due to the amortization of approximately  $6,264,000 of the completed technology and goodwill  acquired  through the acquisition of i360 on August 15, 2000, over the  subsequent  6.5 months to March 31,  2001.  As a result of our  decision to
write-off  the  goodwill  and   intellectual   property   acquired  through  the
acquisition of Homebase and i360, future amortization expense from our remaining assets is expected to be reduced significantly.

            Depreciation  expenses  increased  from  $495,401 for the year ended
March 31, 2000 to $1,009,522 for the year ended March 31, 2001.  The increase is due to the increase in the depreciable  asset base for the  twelve-month  period ended March 31, 2001 compared to the twelve-month period ended March 31, 2000 as a result of the  addition  of  depreciable  asset base of i360 Inc.  acquired on
August 15, 2000.

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

            General,   administrative   and  selling  expenses   increased  from
$1,813,891 for the three months ended March 31, 2000 to $3,814,391 for the three months ended March 31, 2001.  The  increase was due the  acquisition  of i360 in
August  2000 and the  development  of the  Company's  corporate  management  and business  development  team during the year ending  March 31,  2001.  During the quarter year ended March 31, 2001,  management revised its development plans and undertook  measures  to  substantially  reduce  its  ongoing  operating  budget, including  the  decision  to  wind-down  its  Community  Division  and divest or wind-down  its Hosting  Division.  After taking into account the exit costs,  we expect a  significant  reduction  in the  general,  administrative  and  selling expenses in fiscal 2002.

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

            Interest  and loan  fees  decreased  from  $1,913,482  for the three months  ended March 31, 2000 to $650,875  for the three  months  ended March 31,
2001,  mainly as a result of the intrinsic value of the in-the-money  conversion feature of the convertible  debenture issued in March 2000,  versus the interest expense on capital leases and convertible  debentures in the three-month  period ended March 31, 2001.

            Amortization expenses decreased from $1,240,850 for the three months ended March 31, 2000 to $517,070 for the three months ended March 31, 2001.  The decrease is due to the  write-down  of our Hosting  division  assets in December
2000,  which resulted in lower  amortization of the goodwill in the three months ended March 31, 2001.

            Depreciation  expenses  decreased from $284,496 for the three months ended March 31, 2000 to a negative  $49,264 for the three months ended March 31,
2001. The decrease is due to the write-down of our Hosting  division's assets in
December 2000 and a further  negative  adjustment of  approximately  $256,000 in depreciation expense related to the quarter ended December 31, 2000.

            Unrealized loss on marketable equity investment and reclassification adjustment  of $287,500 in the three month period  ending March 31, 2000 was due to the unrealized  loss on revaluation of marketable  equity  investment.  These investments were sold prior to the quarter ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our ability to continue as a going  concern is  uncertain  and is dependent on a number of factors  including our ability to arrange financing in addition to the financing  arranged  through  to  July  13,  2001  (note  16 in  the  "Notes  to
Consolidated Financial Statements"),  our ability to manage and defer certain of our liabilities and the continued  support of our management  team. In the event that we are  unable to raise  financing  in  addition  to the  financing  raised through July 13, 2001,  we will likely be unable to continue  operations  beyond
September 2001. We are currently  negotiating and evaluating  various  financing alternatives,  including equity and convertible debenture private placements. In addition, we have signed distribution agreements that are expected to accelerate the Company's revenue base for our Contact and e-Learning businesses. Subsequent to the quarter  ended  December 31, 2000, we revised our  development  plans and undertook  measures  to  substantially  reduce  our  ongoing  operating  budget, including  the  decision  to  wind-down  our  Community  Division  and divest or wind-down  our Hosting  Division.  As of March 31, 2001,  we had closed down our
Community  Division  and as at April  26,  2001,  we sold our  Hosting  Division assets.  In the event that  sufficient  financing  is not received by the end of
July 2001, we will implement  additional  expenditure cuts,  including  employee terminations  and the  deferment of  management  salaries,  further  curtail the payment of our  liabilities,  and  negotiate  the  curtailment  of the  interest payments on our convertible debentures. These actions will likely not extend our operations beyond September 2001 without the benefit of additional financing. We will  continue to evaluate our cost  structure  and adjust our  organization  to reflect our chancing business  environment.  The outcome of these matters cannot be predicted at this time.

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
below) in September 2000,  12,797,682  shares of Common Stock at $0.50 per share in a private  placement  from  February  2001 to March 2001.  In the year ending
March 31, 2001, we have raised cash  proceeds of  $6,711,623  from these private placements, net of share issuance costs.

From our inception through to March 31, 2001, we have used  approximately  $25.2 million for operating  activities  before  changes in non-cash  working  capital balances mainly as a result of general,  administrative and selling and research and development  expenditures,  net of revenues. We used a further approximately
$3,798,000  for the purchase of capital  assets,  $2,975,000  on the purchase of distribution rights,  approximately  $1,612,000 on the acquisition costs of i360 and approximately  $172,000 in a joint venture. We funded our uses of cash since inception  though  to March  31,  2001  from the cash  flow  from our  financing activities of approximately  $29.5 million,  most of which was received from the sale of common shares, warrants and convertible  debentures.  From April 1, 2001 to July 13, 2001, we received $1,644,000 from our financing activities.

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

            On November 7, 2000, we entered into a securities purchase agreement for  the  sale of  $2,500,000  aggregate  principal  amount  of our  convertible subordinated  debentures  ("Series  II  Debentures") due  2003  and  warrants  to purchase an  aggregate  of 250,000  shares of the  Company's  common stock at an exercise  price of $2.00  per  share to one  investor  for a  purchase  price of
$2,500,000 (the "November  Financing").  We closed on the sale of (i) $1,000,000 aggregate  principal  amount of such debentures and warrants to purchase 100,000 shares  of Common  Stock to such  investor  on  November  7,  2000 and  received proceeds of $1,000,000  and (ii)  $750,000  aggregate  principal  amount of such debentures  and  warrants  to  purchase  75,000  shares of Common  Stock to such investor on December  12, 2000 and  received  proceeds of $631,500 net of agency commissions of $118,500. We did not close on the final tranche of the financing.
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

Sale of certain assets of Homebase Works Solutions Ltd.

            On April 25, 2001, we sold the operating  assets of our wholly owned subsidiary,  Homebase Works  solutions in  consideration  for the buyer assuming certain liabilities of Homebase Work Solutions,  including the assignment of the leases for the Sun  Microsystems  equipment  in its  Calgary,  Alberta  facility
(which had a net value of $1,320,760  at March 31, 2001),  and certain  specific liabilities  totaling $80,500  (Cdn$124,769).,  We are in the process of winding down the Homebase non-operating assets.  Subsequent to the sale of the operating assets, the buyer has ceased operations and has filed for bankruptcy protection.
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
The  Plaintiff's  employment was terminated on July 28, 2000 and Plaintiff seeks six months'  severance.  A statement of defense has not yet been prepared by the
Company.  We  believe  that we have a valid  defense  to the claim and intend to defend it  vigorously.  By a court order dated February 19, 2001, the action was dismissed with prejudice against some directors and officers of the Company.  In addition,  we believe  that the  results of this matter will not have a material adverse  impact on our Company,  although an  unfavorable  decision could have a material  adverse  affect on our  business,  financial  condition and results of operation. No provision has been made in the accounts in respect of this claim.

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

            From  inception  to March 31,  2001,  the  Company has used cash for operating  activities of approximately  $20.4 million.  These  expenditures have been  offset by net cash  provided  by  financing  activities,  principally  the
Company's  private  placements  of  common  stock  and  convertible  debentures, aggregating approximately $29.5 million.  Accordingly, as of March 31, 2001, the
Company had a negative working capital position of $4,146,603.

            Inasmuch  as the  Company  will  continue  to have a high  level  of
operating   expenses  and  will  be  required  to  make   significant   up-front
expenditures  in connection  with the  development of its business,  the Company anticipates  that losses will continue for at least the  foreseeable  future and until  such  time,  if ever,  as the  Company  is able to  generate  significant revenues or achieve profitable  operations.  As a result, in their report on the
Company's Financial  Statements as of March 31, 2001, the Company's  independent auditors have included an explanatory  paragraph that describes  factors raising
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

            If the Canadian  dollar was 10%  stronger as at March 31, 2001,  the
Company's  working capital  deficiency  would have been higher by  approximately
$84,000.00

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

            Mr.  Malackowski  has been a director of the Company  since March 5,
2001.  Mr. Malackowski is a founding  Principal of VIGIC  Services,  LLC, a GTCR
Golder Rauner, LLC company, since July 2000. Previously, Mr. Malackowski was the
Principal and  co-Founder  of IPC Group LLC from August 1988 to June 2000.  From
1995 to 1999, Mr. Malackowski was Chairman and CEO of JEMAN  Technologies,  Inc.
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

Dated: July 30, 2001

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

                                             -----------------------------------
                                             William C. Lowe,
                                             Chief Executive Officer (Principal
                                             Executive Officer)

                                                  July 30, 2001
                                                  -------------
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
                                         $             $            $             $             $              $            $
-----------------------------------------------------------------------------------------------------------------------------------
                                                                             [UNAUDITED]
REVENUE
Subscriptions                        963,831            --            --          --           --           --            963,831
Consulting                           589,555          52,403          --        43,446       43,446        3,508          688,912
Hosting                              371,461          51,360          --          --           --           --            422,821
Miscellaneous                        199,191         162,279          --          --           --           --            361,470
Distance learning                     33,509          39,712          --          --           --           --             73,221
Portal development                     7,204            --            --          --           --           --              7,204
-----------------------------------------------------------------------------------------------------------------------------------
                                   2,164,751         305,754          --        43,446       43,446        3,508        2,517,459
-----------------------------------------------------------------------------------------------------------------------------------

EXPENSES
General, administrative
  and selling, excluding
  stock option compensation       14,052,103       7,391,128       635,334      42,494      375,302       47,954       22,501,821
Stock option compensation
  [NOTE 9]                         1,200,883      13,351,908     2,256,938        --           --           --         16,809,729
Research and development,
  excluding stock option
  compensation                     1,202,223       5,186,265       162,914      19,703       88,180       51,257        6,690,839
Write-down of Virtual
  Call Centre technology           1,616,567            --            --          --           --           --          1,616,567
Amortization                      10,603,482       4,315,180         4,144        --           --           --         14,922,806
Depreciation                       1,009,522         495,401         5,507         870        3,836          458        1,514,724
-----------------------------------------------------------------------------------------------------------------------------------
                                  29,684,780      30,739,882     3,064,837      63,067      467,318       99,669       64,056,486
-----------------------------------------------------------------------------------------------------------------------------------
Loss from operations before
  restructuring  and
  impairment charges:            (27,520,029)    (30,434,128)   (3,064,837)    (19,621)    (423,872)     (96,161)     (61,539,027)
Restructuring and impairment
  charges [NOTE 1}                95,832,450           --             --          --           --           --         95,832,450
-----------------------------------------------------------------------------------------------------------------------------------
Loss from operations
  before the following:         (123,352,479)    (30,434,128)   (3,064,837)    (19,621)    (423,872)     (96,161)    (157,371,477)
Interest income                       94,377         132,057         4,478        --           --           --            230,912
Interest and loan fees
  [NOTE 10]                       (2,731,565)     (1,913,482)      (23,562)       --           --           --         (4,668,609)
Loss on sale of marketable
  equity  investment              (2,626,297)           --            --          --           --           --         (2,626,297)
Equity in loss of joint
  venture                              --           (164,736)         --          --           --           --           (164,736)
-----------------------------------------------------------------------------------------------------------------------------------
Loss before income taxes
   and extraordinary item       (128,615,964)    (32,380,289)   (3,083,921)    (19,621)    (423,872)     (96,162)    (164,600,207)
Deferred income taxes            (29,656,895)     (1,229,105)         --          --           --           --        (30,886,000)
-----------------------------------------------------------------------------------------------------------------------------------
Loss before extraordinary
  item                           (98,959,069)    (31,151,184)   (3,083,921)    (19,621)    (423,872)     (96,161)    (133,714,207)
Loss on redemption of
  convertible debentures
  (NOTE 10)                        (208,698)           --             --          --           --           --           (208,698)
-----------------------------------------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD          (99,167,767)    (31,151,184)   (3,083,921)    (19,621)    (423,872)     (96,161)    (133,922,905)
Unrealized loss on
  short-term equity
  investment                         287,500        (287,500)         --          --           --           --               --
Translation adjustment               112,663          36,158        (6,614)     (1,227)      19,291        1,632          163,130
----------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS FOR
   THE PERIOD                    (98,767,604)    (31,402,526)   (3,090,535)    (20,848)    (404,581)     (94,529)    (133,759,775)
===================================================================================================================================

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING              30,953,490      22,655,810    11,583,995          41      768,301           41       16,007,224
===================================================================================================================================

BASIC AND DILUTED
      LOSS PER SHARE                   (3.20)          (1.37)        (0.27)    (478.56)       (0.55)   (2,345.39)           (8.37)
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
                                             $            $            $             $            $             $            $
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  [UNAUDITED]

OPERATING ACTIVITIES
Net loss for the period                   (99,167,767) (31,151,184) (3,083,921)    (19,621)   (423,872)    (96,161)   (133,922,905)
Add (deduct) items not
 affecting cash
   Stock option compensation                1,200,883   13,351,908   2,256,938        --          --          --        16,809,729
   Common stock issued for services           434,372      439,820      10,180        --          --          --           884,372
   Warrants issued for services             1,219,442      781,075        --          --          --          --         2,000,517
   Common stock issued to Applied
     Courseware Technology (A.C.T.) Inc.         --      1,337,500        --          --          --          --         1,337,500
   Write-off of in-process research
     and development                             --         19,000        --          --          --          --            19,000
   Write-off of Applied Courseware
     Technology (A.C.T.) Inc. loan               --         98,685        --          --          --          --            98,685
   Non-cash interest expense (note 10)      2,136,974    1,913,482        --          --          --          --         4,050,456
   Equity in loss of joint venture               --        164,736        --          --          --          --           164,736
   Deferred income taxes                  (29,656,895)  (1,229,105)       --          --          --          --       (30,886,000)
   Loss on sale of marketable
     equity investment                      2,626,297         --          --          --          --          --         2,626,297
   Loss on write-down of
     joint venture                             84,581         --          --          --          --          --            84,581
   Loss from write-down of
     capital assets                         2,407,655         --          --          --          --          --         2,407,655
   Loss from write-off  of
     Homebase goodwill                      3,935,435         --          --          --          --          --         3,935,435
   Loss from write-off of
     i360 goodwill                         20,950,561         --          --          --          --          --        20,950,561
   Loss from write-off of
     intellectual property                 67,630,708         --          --          --          --          --        67,630,708
   Loss on redemption of debenture            208,698         --          --          --          --          --           208,698
   Accrued interest expense not
     paid upon conversion of debt               8,553         --          --          --          --          --             8,553
   Amortization                            10,603,482    4,315,180       4,144        --          --          --        14,922,806
   Depreciation                             1,009,522      495,401       5,507         870       3,836         458       1,514,724
------------------------------------------------------------------------------------------------------------------------------------
                                          (14,367,499)  (9,463,502)   (807,152)    (18,751)   (420,036)    (95,703)    (25,153,892)
Changes in non-cash working capital
  balances
   Accounts receivable                        541,081     (197,371)     (9,723)    (19,501)      6,593     (16,286)        324,294
   Prepaid expenses and other                 733,179     (301,964)     (6,179)        (61)    (15,187)        (38)        409,811
   Bank overdraft                              37,950         --          --         9,263        --          --            37,950
   Accounts payable and accrued
     liabilities                              551,495    1,298,048     173,306      10,999     103,591      13,518       2,139,958
   Accrued restructuring charges            1,950,458         --          --          --          --          --         1,950,458
   Deferred Revenue                           (85,111)        --          --          --          --          --           (85,111)
   Due from InfoCast [the acquired
     entity] prior to acquisition               --            --          --          --       (25,020)       --           (25,020)
   Deferred tenant inducement                   7,250         --          --          --          --                         7,250
------------------------------------------------------------------------------------------------------------------------------------
Cash used in operating activities         (10,631,197)  (8,664,789)   (649,748)    (18,051)   (350,059)    (98,509)    (20,394,302)
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
                                        $             $              $             $            $             $               $
------------------------------------------------------------------------------------------------------------------------------------
                                                                          [UNAUDITED]
INVESTING ACTIVITIES
Purchase of capital assets        (1,033,857)  (2,024,070)   (93,659)        (325)         (11,644)        (12,412)     (3,175,642)
Distribution rights                    --      (2,475,000)  (500,000)         --              --              --        (2,975,000)
Due from Homebase
  Work Solutions Ltd.                  --            --      (99,529)         --              --              --           (99,529)
Acquisition of Homebase
  Work Solutions Ltd.                  --          50,667        --           --              --              --            50,667
Acquisition of i360                 (480,864)                    --           --              --              --          (480,864)
Investment in joint venture          (84,581)    (171,720)       --           --              --              --          (256,301)
Due from Applied Courseware
  Technology (A.C.T.) Inc.             --            --     (139,299)         --              --              --          (139,299)
Cash advance to i360              (1,131,682)        --          --           --              --              --        (1,131,682)
Cash proceeds from sale of
  marketable equity investments    1,561,203         --          --           --              --              --         1,561,203
Acquisition of
  InfoCast Corporation                 --            --           87          --              --              --                87
------------------------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING
  ACTIVITIES                     (1,169,781)   (4,620,123)  (832,400)        (325)        (11,644)         (12,412)     (6,646,360)
------------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in note payable
  to InfoCast
  [the acquired entity]                --            --          --           --           250,000            --           250,000
Increase (decrease) in
  due to related parties             672,608     (177,270)   (95,755)      19,346          114,476         109,545         623,604
Net repayment of capital
  lease obligations                 (583,110)    (213,808)      --           --               --              --          (796,918)
Receipt of short-term
  unsecured loan                       --            --      400,000         --             70,000            --           470,000
Payment of short-term
  unsecured loan                       --            --     (400,000)        --            (70,000)           --          (470,000)
Cash advance from InfoCast
  [the acquired entity]
  prior to acquisition                 --            --      146,900         --               --              --           146,900
Cash proceeds from
  convertible debentures, net      4,759,148    3,225,000       --           --               --              --         7,984,148
Redemption of convertible
  debenture                         (902,618)                   --           --               --              --          (902,618)
Cash proceeds from issuance
  of share capital, net            6,711,623   10,970,537  4,505,508         --              2,373              45      22,190,086
------------------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY
  FINANCING ACTIVITIES            10,657,651   13,804,459  4,556,653       19,346          366,849         109,590      29,495,202
------------------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE)
  IN CASH DURING THE PERIOD       (1,143,327)     519,547  3,074,505          970            5,146          (1,331)      2,454,540
Effects of foreign
  exchange rate changes
  on cash balances                   112,663       25,939     (7,655)      (1,271)          20,148           1,632         152,727
Cash and cash equivalents,
  beginning of period              3,637,931    3,092,445     25,595          301              301            --              --
------------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                    2,607,267    3,637,931  3,092,445         --             25,595             301       2,607,267
------------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW
  INFORMATION
Interest and lending
  fees paid during
  the period                         594,591         --       23,562         --               --              --           618,153
Capital lease obligations
  assumed during the period          622,315    1,496,466       --           --               --              --         2,118,781
Fair value of acquisitions
  acquired through share
Issuances during the period       34,482,443   17,000,000    307,688         --               --              --        51,790,131
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

INFOCAST CORPORATION
[a development stage company]

                                                           CONSOLIDATED STATEMENTS OF CHANGES IN
                                                          STOCKHOLDERS' EQUITY (DEFICIENCY) CONT'D
                                                                 [U.S. dollars, U.S. GAAP]

                                                                           COMMON STOCK         ADDITIONAL
                                                         COMMON             ISSUED AND            PAID-IN        DEFERRED
                                                         SHARES             OUTSTANDING           CAPITAL     COMPENSATION
                                                            #                    $                   $               $
--------------------------------------------------------------------------------------------------------------------------------

Balance as of March 31, 2000                           24,571,336             23,071         57,933,723          (1,677,491)
Deemed common shares issued for
   acquisition of i360 Inc.                             7,583,976              7,584         34,474,859                --
Stock options and merger warrants
   issued for acquisition of i360 Inc.                       --                 --           21,528,772                --
Common shares issued for cash                          13,118,356             13,119          7,385,722                --
Subscriptions receivable                                     --                 --             (200,000)               --
Conversion of debenture                                 1,386,391              1,385            932,395
Common shares issued for services                         392,000                392            453,568             (19,588)
Share issuance costs - cash                                  --                 --             (487,218)               --
Intrinsic value of merger warrants
   issued for acquisition of i360 Inc.                       --                 --              209,314            (209,314)
Issuance of convertible debentures                           --                 --            2,424,690                --
Warrants issued for consulting services and settlements      --                 --                 --              (881,108)
Adjustments resulting from revaluation of
   stock options granted to
   consultants in previous periods                           --                 --             (700,990)            700,990
Adjustments resulting from repricing
   of stock options granted to
   consultants in previous periods                           --                 --               81,200             (81,200)
Granting of stock options                                    --                 --              330,525            (330,525)
Cancellation of stock options                                --                 --              (63,600)             63,600
Amortization of deferred compensation                        --                 --                 --             1,200,883
Net loss for the period                                      --                 --                 --                  --
Unrealized loss on marketable equity
   investment                                                --                 --                 --                  --
Translation adjustment
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF MARCH 31, 2001                           47,052,059             45,551        124,302,960          (1,233,753)
================================================================================================================================

INFOCAST CORPORATION
[a development stage company]

                                       CONSOLIDATED STATEMENTS OF CHANGES IN
                                      STOCKHOLDERS' EQUITY (DEFICIENCY) CONT'D
                                             [U.S. dollars, U.S. GAAP]

                                                                           ACCUMULATED
                                                                              OTHER          ACCUMULATED            TOTAL
                                                                          COMPREHENSIVE      DEVELOPMENT        STOCKHOLDERS'
                                                        WARRANTS           GAIN (LOSS)      STAGE DEFICIT          EQUITY
                                                            $                   $                 $                   $
------------------------------------------------------------------------------------------------------------------------------

Balance as of March 31, 2000                            1,007,875           (237,033)        (34,755,138)         22,295,007
Deemed common shares issued for
   acquisition of i360 Inc.                                  --                 --                  --            34,482,443
Stock options and merger warrants
   issue for acquisition of i360 Inc.                        --                 --                  --            21,528,772
Common shares issued for cash                                --                 --                  --             7,398,841
Subscriptions receivable                                     --                 --                  --              (200,000)
Conversion of debenture                                      --                 --                  --               933,780
Common shares issued for services                            --                 --                  --               434,372
Share issuance costs - cash                                  --                 --                  --              (487,218)
Intrinsic value of merger warrants
   issued for acquisition of i360 Inc.                       --                 --                  --                  --
Issuance of convertible debentures                           --                 --                  --             2,424,690
Warrants issued for consulting services and settlements 3,002,950               --                  --             2,121,842
Adjustments resulting from revaluation of
   stock options granted to
   consultants in previous periods                           --                 --                  --                  --
Adjustments resulting from repricing
   of stock options granted to
   consultants in previous periods                           --                 --                  --                  --
Granting of stock options                                    --                 --                  --                  --
Cancellation of stock options                                --                 --                  --                  --
Amortization of deferred compensation                        --                 --                  --             1,200,883
Net loss for the period                                      --                 --           (99,167,767)        (99,167,767)
Unrealized loss on marketable
   equity investment                                         --              287,500                --               287,500
Translation adjustment                                       --              112,663                --               112,663
------------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF MARCH 31, 2001                            4,010,825            163,130        (133,922,905)         (6,634,192)
==============================================================================================================================

The accumulated other comprehensive loss balance as of March 31, 2001 includes a net  accumulated  translation  adjustment  gain of $163,130  and an  accumulated unrealized loss on short-term equity investment of nil.

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

Nature of operations and continuing entity

These consolidated  financial statements are the continuing financial statements of Virtual  Performance  Systems Inc. ["VPS"] [a development stage company],  an
Ontario  corporation  which was  incorporated  on July 29, 1997.  VPS had a 100%
interest  in,  and  subsequently   amalgamated  with,  Cheltenham   Technologies
Corporation,  an Ontario  corporation.  VPS has a 100%  interest  in  Cheltenham
Interactive  Corporation   ["Cheltenham   Interactive"],   an  inactive  Ontario
corporation,  and Cheltenham  Technologies  (Bermuda)  Corporation  ["Cheltenham
Bermuda"], a Barbados corporation which owns certain intellectual properties. On
January 29, 1999, VPS acquired the net assets of InfoCast Corporation  [formerly
Grant Reserve Corporation]  ["InfoCast"],  a United States non-operating company traded on the NASDAQ OTC  Bulletin  Board which had a 100%  interest in InfoCast
Canada Corporation  ["InfoCast  Canada"].  After the acquisition,  VPS continued
under  the  name of  InfoCast  Corporation.  On May 13,  1999,  InfoCast  Canada
purchased  Homebase Work  Solutions  Ltd.  ("Homebase")  and on August 15, 2000,
InfoCast merged with i360 Inc.

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
--------------------------------------------------------------------------------------

Acquisition of Homebase Work Solutions Ltd.

Pursuant to a share purchase agreement dated May 13, 1999, Homebase was acquired by the Company in consideration  for 3,400,000  exchangeable  shares of InfoCast
Canada.  The InfoCast Canada  exchangeable  shares are convertible into InfoCast common stock at any time on a one-for-one basis at no additional consideration.

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

The  restructuring  provision also encompasses  other exit costs and write-downs totaling $25,523. No provision was made regarding the Hosting Division, as there were no costs incurred or anticipated beyond March 31, 2001.

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
                                                                     -----------
                                                                     $95,832,450

As a result of certain of the employee termination  arrangements,  2,348,125 of the merger warrants issued upon the acquisition of i360 were cancelled.

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

Computer equipment and software        30% declining balance
Office equipment                       20% declining balance
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
Revenue from hosting and subscription services is recognized when the service is delivered,  or over the term of the applicable  hosting services or subscription services contract.  Consulting revenue is recognized at the time such consulting services are rendered.  Revenue  generated from the resale of computer  hardware and e-learning products is recognized upon shipment.

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

3. MARKETABLE EQUITY INVESTMENTS

In February  2000,  the Company  received  150,000 shares of the common stock of another  publicly  traded  corporation  in  consideration  for 500,000 shares of common  stock of the  Company  issued by way of private  placement.  The Company recorded the issuance of its shares of common stock at the $8.375 per share fair value of the Company's common stock on the date of the  transaction.  The shares of the common stock of the other public company received as  consideration,  net of 20,000 of the shares  payable as commission to the agents,  had been recorded as short-term  equity  investment and  classified as "available  for sale".  The carrying value of the short-term  investment was adjusted to its market value as at March 31, 2000,  resulting in an unrealized loss of $287,500  included in the comprehensive  loss for the period. In addition to the transfer of  ownership of
20,000 shares of common stock of the  short-term  investment of the agents,  the
Company paid a $100,000 cash commission to the agents of this private placement.
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
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
              Accumulated     Amortization  Amortization  Amortization  Write-offs   Write-offs      Write-offs      Accumulated
              Amortization    Hombase       i360          Other         Homebase     i360            Other           Amortization
              And write-downs Acquisition   Acquisition                 Acquisition  Acquisition                     And write-offs
              Opening                                                                                                Closing
-----------------------------------------------------------------------------------------------------------------------------------
Completed     4,144           3,013,145                                                               47,570         3,060,715
Technology
-----------------------------------------------------------------------------------------------------------------------------------
Trademarks                      150,853                                                                                150,853
-----------------------------------------------------------------------------------------------------------------------------------
Workforce-
in-place                         74,570                                                                                 74,570
-----------------------------------------------------------------------------------------------------------------------------------
              4,144           3,238,568                                                               47,570         3,286,138
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
equipment and
software
-------------------------------------------------------------------------------------------------------------
Office
equipment               266,439         141,161      (202,743)      204,857       39,397      165,460
-------------------------------------------------------------------------------------------------------------
Leasehold
improvements             17,285          92,794      (100,290)        9,789       9,789         --
-------------------------------------------------------------------------------------------------------------
Virtual Call            858,711         757,856    (1,616,567)          --          --          --
Centre Solution
-------------------------------------------------------------------------------------------------------------
Computer              1,923,911         590,851      (168,028)    2,346,734    1,054,116    1,292,618
equipment under
capital lease
-------------------------------------------------------------------------------------------------------------
Other assets             30,700            --           --           30,700        2,558       28,142
under capital
lease
-------------------------------------------------------------------------------------------------------------
                      3,665,347       2,100,326    (2,641,178)    3,124,495    1,288,363    1,836,132
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
----------------------------------------------------------------------------------------------------------
Virtual Call Centre
Solution
----------------------------------------------------------------------------------------------------------
Computer equipment under       312,763             741,353                                1,054,116
capital lease
----------------------------------------------------------------------------------------------------------
Other assets under capital       2,558                                                        2,558
lease
----------------------------------------------------------------------------------------------------------
                               512,364           1,009,522            (233,523)           1,288,363
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
-------------------------------------------------------------------------------------------------------------

                                      F-21

--------------------------------------------------------------------------------------------------------------------------------
                            Accumulated              Amortization             Write-offs               Accumulated
                            amortization and                                                           amortization and
                            write-offs - beginning                                                     write-offs - end
                            beginning                                                                  of year
                            of year
--------------------------------------------------------------------------------------------------------------------------------
Computer equipment and            7,684                 133,105                   --                       140,789
software
--------------------------------------------------------------------------------------------------------------------------------
Office equipment                  1,887                  50,798                   --                        52,685
--------------------------------------------------------------------------------------------------------------------------------
Leasehold improvements              135                   3,434                   --                         3,569
--------------------------------------------------------------------------------------------------------------------------------
Computer equipment under            --                  312,763                   --                       312,763
capital lease
--------------------------------------------------------------------------------------------------------------------------------
Other assets under capital          --                    2,558                   --                         2,558
lease
--------------------------------------------------------------------------------------------------------------------------------
                                  9,706                 502,658                   --                       512,364
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

Capital assets includes assets with a net book value of approximately  1,320,760 in respect of Homebase assets sold after year end.

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
----------------------------------------------------------------------

                                                               975,047
===============================================================================

Of the  $1,321,854  in  outstanding  lease  obligations,  $1,320,148  pertain to various  capital  leases  with Sun  Microsystems.  During  the year the  Company defaulted on various lease  agreements  for computers and equipment  provided by
Sun Microsystems Inc. (Sun). On April 20, 2001, the Company paid all outstanding lease payments in arrears. On May 10, 2001, the Company successfully  negotiated the  termination  of these  agreements and Sun has released the Company from any further obligations (See note 1 Impairment of Assets and Restructuring Charges).

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

                                                               Weighted Average   Weighted Average
                                                              Number of Options    Exercise Price
                                                                   #
                                                             ------------------------------------
Outstanding as of January 1, 1999                                      --                      --
Granted                                                         2,250,000                    1.00
Exercised                                                              --                      --
Forfeited                                                              --                      --
Cancelled                                                        (175,000)                   1.00
----------------------------------
Outstanding as of March 31, 1999                                2,075,000                    1.00
Granted                                                         3,060,500                    6.74
Exercised                                                              --                      --
Cancelled - not vested                                            (75,000)                   7.00
Cancelled - vested                                               (195,500)                   7.00
------------------------------------

Outstanding as of March 31, 2000                                4,865,000                    4.28
                                                             ------------------------------------
Repricing of all options with exercise prices greater than      4,865,000                    2.72
$4.00 to $4.00

Granted                                                         2,832,147                    3.03

Exercised                                                              -                       -

Cancelled - not vested                                             83,996                    4.00

Cancelled - Vested                                              1,172,001                    2.46

Cancelled - i360                                                  900,379                    4.00
                                                             ------------------------------------
Outstanding as of March 31, 2001                                5,540,771                    2.70
                                                             ------------------------------------

Exercisable as of March  31, 2001                               3,875,932                    2.40
                                                             ------------------------------------

Exercisable as of March  31, 2000                               3,628,336                    2.40

Exercisable as of March  31, 1999                                  -                         3.60

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

The weighted  average fair value of the stock  options  granted to employees and directors  during  the year ended  March 31,  2001 was  approximately  $1.50 per option (2000 - $2.00, three months ended March 31, 1999 - $6.50.)

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

As a result of the dilution,  commencing April 1, 2000, the Company has accounted for this investment using the cost method, which resulted in recording the final
$84,581  advanced  during the six months ended  September 30, 2000 at cost.  The prior equity and  shareholder  loans provided by the Company were reduced to nil during the year ended March 31, 2000 when the  Company was  accounting  for this investment  using the equity  method.  As at  March  31,  2001,  the  Company wrote-off  the  advances of $84,707 that had been  accounted  for using the cost method because Newco became an inactive company during the last two quarters.

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

Following are the components of the Company's deferred tax liability balances:

                                                           March 31,            March 31,
                                                             2001                 2000
                                                               $                    $
-----------------------------------------------------------------------------------------

Homebase acquisition [note 1]                                   -              (5,656,895)
Future tax benefit of Canadian loss carryforwards           5,321,190           3,082,986
Canadian book depreciation in excess of
   tax depreciation                                           338,447               63,092
Canadian valuation allowance                               (5,659,637)          (3,146,078)
Future tax benefit of United States
   net operating loss carryforwards                         7,866,000            1,354,000
Future tax benefit of United States
   capital loss carryforwards                               2,046,000           2,257,000
Other United States amounts                                 2,651,000           1,711,000
United States valuation allowance                          (12,563,000)         (5,322,000)
-----------------------------------------------------------------------------------------
                                                                -              (5,656,895)
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

The fair  values  of  financial  instruments  classified  as  current  assets or liabilities  including  cash  and  cash  equivalents,  accounts  receivable  and accounts payable and accrued  liabilities as of March 31, 2001 approximate their carrying  values  due to the  short-term  maturity  of  the  instruments.  It is impractical  to determine the fair values of the  convertible  debentures.

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

16. SUBSEQUENT EVENTS

[a] Private Placement

From May 1, 2001 to July 13, 2001,  the Company  consummated a series of private placement  financing  whereby the Company  issued  3,238,000  common  shares and granted  warrants to purchase  1,644,000  common shares at an exercise  price of
$0.75 per share for an aggregate  offering  price of $0.50 per unit  pursuant to
Regulations  D and S of the  Securities  Act of 1933,  as amended.  The warrants vested on issuance and expire on January 31, 2004.

[b] Liability settlement

As at March 31, 2001, the Company owed  approximately  $720,000 to a supplier of telecommunications  services  to its  Community  division,  which was  closed in
February 2000,  pursuant to a services agreement dated December 28, 2000. On May
15, 2001,  the Company and the supplier  terminated  the agreement and agreed to settle all financial  matters,  including  the $720,000  payable as at March 31,
2001 and a cancellation fee of approximately $600,000 conditional on the payment of $450,000 by June 30, 2001. The Company paid $50,000 of this amount during May
2001.  The Company  renegotiated  the payments  terms,  pursuant to an agreement dated July 9, 2001, whereby the Company paid $100,000 immediately, $100,000 will be paid on July 31, 2001,  $100,000 will be paid on August 15, 2001 and $150,000 will be paid on August 31,  2001.  In the event that the Company does not follow this payment  schedule,  the full balance,  less payments made to date,  becomes payable  immediately.  As of March 31, 2001, the Company recorded a liability of
$720,000.

