Form 10-Q
period 2001-06-30
INFOCAST CORP /NV
filed 2001-08-24
CIK 1093682

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                       ----------------------------------
                                    FORM 10-Q

/X/      QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

The number of shares outstanding of each of the issuer's classes of common stock at June 30, 2001:

         Class                                   Number of Shares Outstanding
         -----                                   ----------------------------
         Common Stock, $0.001 par value          48,037,941

                                       1

                              INFOCAST CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I. FINANCIAL INFORMATION                                               3

Item 1.  Financial Statements.                                              3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                              20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        29

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.                        31

Item 4.  Submission of Matters to a Vote of Security Holders               31

Item 6.  Exhibits and Reports on Form 8-K.                                 32

Signatures                                                                 32

                                       2

PART I.                 FINANCIAL INFORMATION

Item 1.                 Financial Statements.

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

                           CONSOLIDATED BALANCE SHEETS
                            [U.S. dollars, U.S. GAAP]
                                    Unaudited
                      (See Basis of Presentation - Note 1)

                                                                                         As of         As of
                                                                                     June 30, 2001  March 31, 2001
                                                                                          $               $
------------------------------------------------------------------------------------------------------------------
ASSETS
Current
Cash and cash equivalents                                                              341,870       2,607,267
Accounts receivable                                                                    189,189         172,254
Prepaid expenses and other                                                             112,213          99,049
--------------------------------------------------------------------------------------------------------------
Total current assets                                                                   643,272       2,878,570
--------------------------------------------------------------------------------------------------------------

Convertible debt issuance costs, net                                                 1,062,329       1,132,159
Capital assets, net                                                                    682,407       1,836,132
Distribution and licensing rights, net                                               2,330,417       2,479,167
Restricted cash (Note 5)                                                                42,581
--------------------------------------------------------------------------------------------------------------
                                                                                     4,761,006       8,326,028
--------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)
Current
Accounts payable and accrued liabilities                                             2,837,842       4,027,658
Accrued restructuring charges (Note 6)                                               1,752,895       1,950,458
Current portion of obligations under capital leases                                       --           346,807
Deferred tenant inducement                                                               6,841           7,250
Due to related parties                                                                 693,000         693,000
Convertible debentures- Current [note 4]                                               500,000            --
Discount on Convertible Debt [note 4]                                                 (458,333)           --
--------------------------------------------------------------------------------------------------------------
Total current liabilities                                                            5,332,245       7,025,173
--------------------------------------------------------------------------------------------------------------

Long-term
Convertible debentures-Long Term [note 4]                                            6,610,000       6,960,000
Obligations under capital leases                                                          --           975,047
--------------------------------------------------------------------------------------------------------------
Total long-term liabilities                                                          6,610,000       7,935,047
--------------------------------------------------------------------------------------------------------------
Total liabilities                                                                   11,942,245      14,960,220
--------------------------------------------------------------------------------------------------------------

Stockholders' Equity/(Deficiency)
Common stock
[100,000,000 authorized and 48,037,941 issued and outstanding at June 30, 2001,
47,052,059 at March 31, 2001)                                                           46,357          45,551
Additional paid-in capital                                                         127,556,763     124,302,960
Deferred compensation                                                               (2,494,784)     (1,233,753)
Unamortized Beneficial Conversion Feature                                                 --              --
Warrants                                                                             3,959,436       4,010,825
Accumulated other comprehensive income (loss)                                          167,688         163,130
Accumulated development stage deficit                                             (136,416,879)   (133,922,905)
--------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity/(Deficiency)                                             (7,181,238)     (6,634,192)
--------------------------------------------------------------------------------------------------------------
                                                                                     4,761,006       8,326,028
==============================================================================================================
                                                                                             -               -

See accompanying notes

InfoCast Corporation
[formerly Virtual Performance Systems Inc.] [a development stage company]

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                            [U.S. dollars, U.S. GAAP]
                                    Unaudited

                                                                                                               Cumulative
                                                                               Three months     Three months       from
                                                                                  ended            ended       inception to
                                                                                 June 30,         June 30,       June 30,
                                                                                  2001             2000           2001
                                                                                    $                $             $

Revenue
Subscriptions                                                                      --              --           963,831
Consulting                                                                         --            72,625         688,912
Hosting                                                                            --            43,047         422,821
Miscellaneous                                                                    34,313          21,465         402,987
Distance Learning                                                                 5,184            --            78,405
-----------------------------------------------------------------------------------------------------------------------
                                                                                 39,497         137,137       2,556,956
-----------------------------------------------------------------------------------------------------------------------

Expenses
General, administrative and selling, excluding stock option compensation      1,389,204       2,161,796      23,825,795
Stock option compensation [note 3]                                              668,703         743,354      17,478,432
Research and development, excluding stock option compensation                    55,732         119,132       6,746,571
Write-down of Virtual Call Centre technology                                     20,898                       1,637,465
Amortization                                                                    218,580       1,311,778      15,141,386
Depreciation                                                                     33,395         205,766       1,548,119
-----------------------------------------------------------------------------------------------------------------------
                                                                              2,386,512       4,541,826      66,377,768
-----------------------------------------------------------------------------------------------------------------------
Loss from operations before restructuring and impairment charges:            (2,347,015)     (4,404,689)    (63,820,813)
Restructuring and impairment charges                                               --              --        95,897,680
-----------------------------------------------------------------------------------------------------------------------
Loss from operations before the following:                                   (2,347,015)     (4,404,689)   (159,718,492)
Interest income                                                                  10,067          54,328         240,979
Interest and loan fees                                                         (157,025)     (1,599,609)     (4,825,634)
Loss on sale of marketable equity investment                                       --              --        (2,626,297)
Equity in loss of joint venture                                                    --              --          (164,736)
-----------------------------------------------------------------------------------------------------------------------
Loss before income taxes and extraordinary item                              (2,493,973)     (5,949,970)   (167,094,180)
Deferred income taxes                                                              --           347,500      30,886,000
-----------------------------------------------------------------------------------------------------------------------
Loss before extraordinary item                                               (2,493,973)     (5,602,470)   (136,208,180)
Loss on redemption of convertible debentures                                       --              --          (208,698)
-----------------------------------------------------------------------------------------------------------------------
Net loss for the period                                                      (2,493,973)     (5,602,470)   (136,416,878)
Unrealized loss on short-term equity investment                                    --        (2,275,000)           --
Translation adjustment                                                            4,558         (76,248)        167,688
=======================================================================================================================
Comprehensive loss for the period                                            (2,489,415)     (7,953,718)   (136,249,190)
Weighted average number of shares outstanding                                47,060,491      24,571,333      18,030,887
=======================================================================================================================
Basic and diluted loss per share                                                  (0.05)          (0.32)          (7.56)
=======================================================================================================================
Stock Option Compensation related to:
General, administrative & selling                                               668,703         743,354      12,916,182
Research & Development                                                             --              --         4,562,250
=======================================================================================================================

See accompanying notes

InfoCast Corporation
[formerly Virtual Performance Systems Inc.]  [a development stage company]
                       CONSOLIDATED STATEMENTS OF CASH FLOW
                            [U.S. dollars, U.S. GAAP]
                                    Unaudited

                                                                                 Three months    Three months   Cumulative
                                                                                    ended            ended     inception to
                                                                                   June 30,         June 30,     June 30,
                                                                                    2001             2000         2001
                                                                                ---------------------------------------------
Cash provided by (used in)
OPERATING ACTIVITIES
Net loss for the period                                                           (2,493,973)     (5,602,470)   (136,416,878)
Add (deduct) items not affecting cash
        Stock option compensation                                                    677,276         743,354      17,487,005
        Common stock issued for services                                                --              --           884,372
        Warrants issued for services                                                  39,093         129,100       2,039,610
        Common stock issued to Applied Courseware Technology (A.C.T.) Inc.              --              --         1,337,500
        Write-off in-process research & development                                 --              --            19,000
        Write-off Applied Courseware Technology ( ACT) Inc. Loan                        --              --            98,685
        Non-cash interest expense                                                    157,025       1,455,933       4,207,481
        Equity in loss of joint venture                                                 --                           164,736
        Deferred income taxes                                                           --          (347,500)    (30,886,000)
        Loss on sale of marketable equity investment                                    --              --         2,626,297
        Loss on sale of joint venture (digital outcry)                                  --              --            84,581
        Loss from write down of capital assets                                        20,898            --         2,428,553
        Loss from write down of  Homebase goodwill                                      --              --         3,935,435
        Loss from write down of  i360 goodwill                                          --              --        20,950,561
        Loss from write down of intellectual property                                   --              --        67,630,708
        Loss on redemption of debenture                                                 --              --           208,698
        Accrued interest expense not paid upon conversion of debt                       --              --             8,553
        Amortization                                                                 218,580       1,311,778      15,141,386
        Depreciation                                                                  33,395         205,766       1,548,119
-----------------------------------------------------------------------------------------------------------------------------
                                                                                  (1,347,707)     (2,104,039)    (26,501,600)
Changes in non-cash working capital balances
        Accounts receivable                                                          (16,935)          2,089         307,359
        Prepaid expenses and other                                                   (13,164)          1,584         396,647
        Bank Overdraft                                                                  --              --            37,950
        Accounts payable and accrued liabilities                                  (1,305,174)       (657,576)        834,783
        Accrued restructuring                                                       (197,563)           --         1,752,895
        Deferred Revenue                                                                --              --           (85,111)
        Due from Infocast prior to acquistion                                           --              --           (25,020)
        Deferred tenant inducement                                                      (409)           --             6,841
-----------------------------------------------------------------------------------------------------------------------------
Cash used in operating activities                                                 (2,880,952)     (2,757,942)    (23,275,256)
-----------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
        Purchase of capital assets                                                  (222,422)       (286,371)     (3,398,064)
        Distribution and licensing rights                                               --              --        (2,975,000)
        Due from Homebase Work Solutions Ltd.                                           --              --           (99,529)
        Due from i360 Inc.                                                              --          (145,137)           --
        Acquisition of Homebase Work Solutions Ltd.                                     --              --            50,667
        Acquisition cost -i360                                                          --          (255,235)       (480,864)
        Investment in joint venture                                                     --           (84,699)       (256,301)
        Due from Applied Courseware Technology (A.C.T.) Inc.                            --              --          (139,299)
        Cash advance to i360 [the acquired entity] prior to acquisition                 --              --        (1,131,682)
        Restricted Cash                                                              (42,581)           --           (42,581)
        Cash Proceed from sale of marketable equity investment                          --              --         1,561,203
        Acquisition of InfoCast Corporation                                             --              --                87
-----------------------------------------------------------------------------------------------------------------------------
Cash used in investing activities                                                   (265,003)       (771,442)     (6,911,363)
-----------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
        Increase in note payable to InfoCast [the acquired entiry]                      --              --           250,000
        Increase (decrease)  in due to related parties                                  --              --           623,604
        Net increase (repayment) of capital lease obligation                            --          (111,167)       (796,918)
        Receipt of short-term unsecured loan                                            --              --           470,000
        Payment of short-term unsecured loan                                            --              --          (470,000)
        Cash advance from InfoCast [the acquired entity] prior to acquisition           --              --           146,900
        Cash Proceeds from convertible note - short term                             500,000            --              --
        Cash Proceed from convertible debenture                                         --         3,133,602       7,984,148
        Redemption of convertible debentrure                                            --              --          (902,618)
        Cash Proceed from issuance of share capital , net                            376,000            --        22,566,086
-----------------------------------------------------------------------------------------------------------------------------
Cash provided by financing activities                                                876,000       3,022,435      29,871,202
-----------------------------------------------------------------------------------------------------------------------------

Net increase(decrease)  in cash during the period                                 (2,269,955)       (506,949)        184,583
Effects of foreign exchange rates change on cash balances                              4,558         (76,248)        157,287
Cash & cash equivalents, beginning of period                                   2,607,267       3,637,931            --
-----------------------------------------------------------------------------------------------------------------------------
Cash & cash equivalents, end  of period                                          341,870       3,054,734         341,870
-----------------------------------------------------------------------------------------------------------------------------
Supplemental Cashflow information
Interest & lending fees paid during the period                                          --            88,696         618,153
Capital Lease Obligation assumed durign the period                                      --            31,028       2,118,781
Fair value of acquisitions acquired through
share issuances during the period                                                       --              --        51,790,131
=============================================================================================================================

InfoCast Corporation
[formerly Virtual Performance Systems Inc.]  [a development stage company]
     Consolidated Statements of Changes in Stockholders' Equity/(Deficiency)
                             [U.S. dollars, U.S. GAAP]
                                     Unaudited

                                                                                              Common Stock  Additional
                                                                                Common         Issued and     Paid-in
                                                                                Shares        outstanding     Capital
                                                                                  #                $             $
                                                                              ------------------------------------------
Outstanding as of March 31, 2001                                                47,052,059       45,551    124,302,960

Common shares issued for cash                                                      780,000          780        389,220
Common shares issued upon conversion of debenture                                  205,883          206        349,794
Commission on private placements                                                      --           --          (14,000)
Granting of stock options                                                             --           --        2,051,000
Issuance of warrants for consulting services                                          --           --             --
Cancellation of stock options
   and warrants issued in previous
   periods                                                                            --           --             (625)
Adjustments resulting from revaluation
   of warrants issued in current period                                               --           --             --
Adjustments resulting from revaluation
   of warrants issued in previous periods                                             --           --          (21,586)
Amortization of deferred compensation                                                 --           --             --
Beneficial conversion feature on issuane of convertible debenture                     --           --          500,000
Translation adjustment                                                                --           --             --
Net loss for the period                                                               --           --             --
------------------------------------------------------------------------------------------------------------------------
Outstanding as of June 30, 2001                                                 48,037,942       46,637    127,556,763
========================================================================================================================

                                                                                                            Accum. other
                                                                           Deferred                        Comprehensive
                                                                         Compensation      Warrants             loss
                                                                              $               $                  $
                                                                         ---------------------------------------------------
Outstanding as of March 31, 2001                                           (1,233,753)    4,010,825          163,130

Common shares issued for cash                                                    --            --               --
Common shares issued upon conversion of debenture                                --            --               --
Commission on private placements                                                 --            --               --
Granting of stock options                                                  (1,517,281)         --               --
Issuance of warrants for consulting services                                 (358,900)      360,000             --
Cancellation of stock options
   and warrants issued in previous
   periods                                                                    201,818      (205,139)            --
Adjustments resulting from revaluation
   of warrants issued in current period                                        26,169       (26,250)            --
Adjustments resulting from revaluation
   of warrants issued in previous periods                                     265,482      (180,000)            --
Amortization of deferred compensation                                         121,681          --               --
Beneficial conversion feature on issuane of convertible debenture                --            --               --
Translation adjustment                                                           --            --              4,558
Net loss for the period                                                          --            --               --
----------------------------------------------------------------------------------------------------------------------------
Outstanding as of June 30, 2001                                            (2,494,784)    3,959,436          167,688
============================================================================================================================

                                                                          Accumulated            Total
                                                                          development        Stockholders'
                                                                         Stage deficit    Equity/(Deficiency)
                                                                               $                   $
                                                                        -------------------------------------
Outstanding as of March 31, 2001                                        (133,922,905)           (6,634,192)
                                                                               --                     --
Common shares issued for cash                                                  --                  390,000
Common shares issued upon conversion of debenture                              --                  350,000
Commission on private placements                                               --                  (14,000)
Granting of stock options                                                      --                  533,719
Issuance of warrants for consulting services                                   --                    1,100
Cancellation of stock options
   and warrants issued in previous
   periods                                                                     --                   (3,946)
Adjustments resulting from revaluation
   of warrants issued in current period                                        --                      (81)
Adjustments resulting from revaluation                                         --                        -
   of warrants issued in previous periods                                      --                   63,898
Amortization of deferred compensation                                          --                  121,681
Beneficial conversion feature on issuane of convertible debenture              --                  500,000
Translation adjustment                                                         --                    4,558
Net loss for the period                                                     (2,493,973)         (2,493,973)
----------------------------------------------------------------------------------------------------------
Outstanding as of June 30, 2001                                           (136,416,879)         (7,181,238)
==========================================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     OF INFOCAST CORPORATION FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2001
             (U.S. dollars except where otherwise noted, U.S. GAAP)

                                   (Unaudited)

1.  BASIS OF ACCOUNTING

Going Concern

The  financial  statements of InfoCast  Corporation  (the  "Company")  have been presented  on the  basis  that it is a going  concern,  which  contemplates  the realization of assets and the  satisfaction  of liabilities in the normal course of business.

The Company has incurred losses since its  incorporation,  had a working capital deficiency of $5,104,724 as of June 30, 2001 and a  stockholders'  deficiency of
$7,181,238 as of June 30, 2001. As of August 20, 2001, the Company  continues to have a significant working capital deficiency.  In addition, the Company has not yet earned any revenue from its continuing  Contact (as defined herein) business and has only earned  marginal  revenue from its e-Learning  (as defined  herein)
business.  These conditions raise  substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue as a going  concern is  uncertain  and is dependent  on a number of factors  including  the  Company's  ability to arrange financing in addition to the financing arranged through to August 22, 2001 (Note
7), the Company's ability to manage and defer certain of its liabilities and the continued  support of its  management  team.  In the event  that the  Company is unable to raise financing in addition to the financing raised through August 22,
2001, the Company will likely be unable to continue  operations beyond September
2001.  Management is currently  negotiating  and  evaluating  various  financing alternatives,  including equity and convertible debenture private placements. In addition,  the Company has signed  distribution  agreements that are expected to accelerate the Company's revenue base for its Contact and e-Learning businesses.
Subsequent  to the quarter  ended  December  31,  2000,  management  revised its development  plans and undertook  measures to  substantially  reduce its ongoing operating budget, including the decision to wind-down its Community division and divest or wind-down its Hosting division.  As of March 31, 2001, the Company had closed down its  Community  division and as at April 26, 2001,  the Company sold its Hosting  division  assets.  In the event that  additional  financing  is not received by the end of  September  2001,  the  Company  will likely be unable to continue operations beyond September 2001. The Company will continue to evaluate its cost structure and adjust its organization to reflect its changing  business environment. The outcome of these matters cannot be predicted at this time.

These  consolidated  financial  statements  do not  include  adjustments  to the carrying values and  classification of assets and liabilities should the Company be unable to continue as a going concern.

Interim Financial Statements

These unaudited interim consolidated  financial statements have been prepared in accordance with accounting  principles  generally  accepted in the United States
for  interim  financial  information.   Accordingly,   these  unaudited  interim
consolidated  financial statements do not include all the financial  information required by accounting  principles  generally  accepted in the United States for complete financial  statements.  In the opinion of management,  all adjustments, consisting of normal  recurring  accruals and  write-downs  of impaired  assets, considered  necessary for fair  presentation  have been included.  The operating results  for the  three-month  period  ended June 30,  2001 are not  necessarily indicative of the operating results that will occur for the year ended March 31,
2002. For further  information,  refer to the consolidated  financial statements and footnotes  thereto  included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2001.

The balance sheet at March 31, 2001 has been derived from the audited  financial statements  at that date but does not  include all of the  information  and foot
notes  required  by  generally  accepted  accounting   principles  for  complete
financial statements.

Nature of Operations

The Company is a  development  stage  technology  company that has  developed an infrastructure  to deliver,  on a pay per use basis,  a solution  that  enhances communication by its customers and their employees and/or  customers.  The first of two  applications  included in the solution is a virtual call center solution known as InfoCast Contact ("Contact"),  which provides companies with a complete contact

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     OF INFOCAST CORPORATION FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2001
             (U.S. dollars except where otherwise noted, U.S. GAAP)

                                   (Unaudited)

solution  enabling  them to provide a high level of  customer  service.  Contact unifies customer contact options in a single  integrated system providing voice,
chat  and  e-mail  functionality.   The  second  application,   called  InfoCast
e-Learning  ("e-Learning"),  is a complete electronic learning environment which increases  productivity  and drives down education costs by giving corporate and academic learners access to up-to-the-minute  training and certification through access to e-Learning's  web-based portal,  which provides access to training and management resources specific to the call center industry

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
Revenue  from  hosting,   subscription   services  and  e-Learning  services  is
recognized  when the service is  delivered,  or over the term of the  applicable hosting  services,  subscription  services or  e-Learning  contract.  Consulting revenue is recognized at the time such consulting services are rendered. Revenue generated  from the resale of  computer  hardware  and  e-Learning  products  is recognized upon shipment.  Revenues from subscription  services and Hosting have discontinued  as a result of the  Company's  restructuring  in the prior  fiscal period.

New Accounting Pronouncement

The  Financial   Accounting   Standards  Board  issued  Statement  on  Financial
Accounting Standards (SFAS) No. 133, Accounting for Derivatives  Instruments and
Hedging  Activities in 1998.  SFAS No. 133  establishes  accouting and reporting standards for derivative  instruments,  including certain derivative instruments embedded in other contracts  (collectively referred to as derivatives),  and for hedging  activities.  It requires that an entity  recognize all  derivatives  as either assets or liabilities in the statement of financial  position and measure those  instruments  at fair value.  For a derivative not designated as a hedging instrument,  changes  in the fair  value of the  derivative  are  recognized  in earnings in the period of change.  The Company  adopted  SFAS No. 133  effective
April 1, 2001 for the year ended March 31,  2002.  The  adoption of SFAS No. 133 has not had an effect on the financial  position or results of operations of the
Company.

In June 2001 The  Financial  Accounting  Standards  Board  issued  SFAS No. 142,
Goodwill and Other in Intangible  Assets,  effective for fiscal years  beginning after  December 15, 2001.  SFAS No. 142 is not expected to have an effect on the
Company because other intangible assets will continue to be amortized over their useful lives.

3. SHARE CAPITAL

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

Private Placement

During  February  and March 2001 the  Company  consummated  a private  placement financing  whereby  the Company  shares of issued  12,797,682  common  stock and granted  warrants to purchase  6,398,841  shares of common  stock at an exercise price of $0.75 per share for an aggregate offering price of $6,398,841  pursuant to Regulation S of the Securities Act of 1933, as amended.

In accordance  with the terms of these  private  placements,  if a  registration statement  covering the  Registrable  Securities (as such term is defined in the private placement documents) required to be filed by the Company is not declared effective by the Securities  and Exchange  Commission on or prior to October 31,
2001 then the Company  shall issue to the  Purchaser one warrant to purchase .50 shares of common  stock for each Unit (as such term is  defined  in the  private placement documents) purchased in the offering.

During the three months ended June 30, 2001,  the Company  completed the private placeemnt of an additional 780,000 units at $0.50 per unit, each unit consisting of one common share and one warrant.  Each warrant is  exercisable  at $0.55 per share and expires on in July 2006.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     OF INFOCAST CORPORATION FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2001
             (U.S. dollars except where otherwise noted, U.S. GAAP)

                                   (Unaudited)

Basic And Diluted Loss Per Common Share

Per share amounts have been  computed  based on the weighted  average  number of common shares  outstanding each period.  Diluted loss per share is calculated by adjusting outstanding shares, assuming any dilutive effects of options, warrants and  convertible  securities.  For all of the periods  presented,  the effect of stock options,  warrants,  and convertible  securities were not included, as the effect would be anti-dilutive.  Consequently, there is no difference between the basic and dilutive net loss per share.  The weighted average number of potential common  shares  from  options,  warrants  and  convertible  securities  for  the three-month  period ended June 30, 2001 was approximately  2,910,478 compared to approximately 5,269,749 three months ended June 30, 2000.

Stock Options

1998 Stock Option Plan

Pursuant to the Company's 1998 Stock Option Plan as amended on January 29, 1999,
2,250,000  shares of common stock are  eligible for grant.  As of June 30, 2001, the Company had  1,550,000  shares of common stock  reserved for the exercise of stock options granted to various  individuals  involved in the management of the
Company,  of which  2,075,000 were  originally  granted on February 8, 1999 from which 100,000 were later  cancelled  during the three months ended June 30, 2001 and 600,000 were cancelled in prior periods and 175,000 of which were granted on
February 1, 2000. As of June 30, 2001,  consultants hold 650,000 of the options, while employees and directors hold 900,000 of the options.

All of the options are  exercisable  at $1.00 per share and are fully vested.

1999 Stock Option Plan

Pursuant to the 1999 Stock Option Plan an additional 2,000,000 stock options are eligible for grant. As of June 30, 2001, 1,265,000 of the eligible stock options were granted to various employees,  officers,  consultants and advisors pursuant to the 1999 Stock Option Plan.

On June 14,  2000,  the Board of Directors  approved the  repricing of 1,605,000 stock  options  previously  granted  through to February 29, 2000 with  original exercise prices ranging from $7.00 to $8.625 per share to the new exercise price of $4.00 per share,  which  resulted in  incremental  stock option  compensation expense of $63,800  being  recorded  during  the year  ended  March 31,  2001 in respect of 110,000 repriced stock options held by consultants and nil in respect of the 1,495,000  repriced  stock options held by employees and directors as the fair  value of the  Company's  stock  closed  at $1.13 per share as of March 31,
2001. The repriced stock options will be accounted for as variable options until they are exercised,  forfeited or expired. No additional expense was recorded in the three months ended June 30, 2001 as of the fair value of the Company's stock closed at $0.65 on June 30, 2001.

During the three-month  period ended June 30, 2001,  330,000 options  previously granted to employees were cancelled.

As at June 30, 2001,  1,130,002 stock options have vested. The remaining balance will vest on various dates between  September 2001 and February 2003, and expire on various dates between November 2004 and June 2005.

Stock option compensation  expense of $13,037 was charged during the three-month period ended June 30, 2001 in respect of the expensing of deferred  compensation previously  recorded  in  respect  of stock  options  matured  for a  terminated officer.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     OF INFOCAST CORPORATION FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2001
             (U.S. dollars except where otherwise noted, U.S. GAAP)

                                   (Unaudited)

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

                                                         Option Price
                 Grant Date             Options             per share      Expiry Date
                                          #                    $

            November 8, 2000             50,000               2.00         June 13, 2005
            January 25, 2001            136,670               1.00         January 24, 2006
            April 3, 2001               500,000               1.00         April 1, 2006
            April 3, 2001               642,000               1.00         April 2, 2006
            May 17, 2001                250,000               1.00         May 17, 2006
            June 27, 2001               237,500               1.00         June 27, 2006
                                      ---------
                     Total            1,816,170
                                      ---------

The 50,000 options  exercisable at $2.00 vested on the grant date of November 8,
2000.  The  136,670  options  exercisable  at $1.00  vested on the grant date of
January 25,  2001.  The 500,000  options  exercisable  at $1.00 vest as follows:
200,000 at April 1, 2001, 150,000 at April 1, 2002 and 150,000 on April 1, 2003.
The 642,000 $1.00 options vest as follows:  213,990 at April 2, 2001, 214,004 at
April 2, 2002 and 214,006 on April 2, 2003. The May 17, 2001 options exercisable at $1.00  vest as  follows:  83,333  vested on the grant  date of May 17,  2001,
83,333 at May 17, 2002 83,334 on May 17, 2003. The June 27, 2001 options vest as follows:  79,163  vested on the grant date of June 27, 2001,  79,167 at June 27,
2002 and 79,170 on June 27, 2003.

Other Stock Options

On June 1, 1999,  the  directors  of the Company  approved  the grant of 750,000 stock options  outside of the 1999 Stock Option Plan to an individual who became an  officer  of the  Company  on  September  4,  1999.  The stock  options  were originally exercisable at a price of $7.00 per share, expire five years from the date of grant  and vest as  follows:  250,000  on  September  4,  1999  upon the acceptance by the individual of formal  employment with the Company,  250,000 on
September 4, 2000 and 250,000 on September 4, 2001.  These  outstanding  options have been valued at  $2,437,500 of which  $1,523,437,  and  $1,523,437  has been recognized as stock option compensation expense during the years ended March 31,
2000, and March 31, 2001. The individual was terminated  during the three months ended  June  30,  2001 at which  time the  options  vested  immediately  and the remaining  $67,894  was  expensed.  On June 14,  2000,  the  Board of  Directors approved the repricing of these stock options to the new exercise price of $4.00 per share,  which resulted in incremental stock option  compensation  expense of nil because the fair value of the  Company's  stock closed at $1.13 per share as of March 31,  2001.  These  repriced  stock  options  will be  accounted  for as variable options until they are exercised, forfeited or expired.

On October 18, 1999,  the directors of the Company  approved the grant of 60,000 stock options  outside of the 1999 Stock Option Plan to an individual who was to provide financial and investor relations consulting services to the Company. The agreement  with this  individual  was  terminated  in May 2000  resulting in the cancellation  of unvested  options to  purchase  30,000  shares of common  stock previously  granted.  Also, on June 14, 2000 the remaining  30,000 stock options were repriced from $8.25 per share to $4.00 per share  resulting in  incremental stock  option  compensation  expense of $17,400  during the year ended March 31,
2001 The  remaining  30,000 stock  options are fully vested and expire two years from the date of grant.

Effective  April 1, 2001,  the Company  entered into an agreement  with Team CEO
Corporation  ("Team  CEO") to develop and  implement  sales  infrastructure  and distribution  channels,  including the associated  practices and  processes,  to maximize the Company's revenue opportunities.  Under the terms of the agreement, which ends  April 1,  2003,  Team CEO  receives  a monthly  fee of  $50,000  and

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     OF INFOCAST CORPORATION FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2001
             (U.S. dollars except where otherwise noted, U.S. GAAP)

                                   (Unaudited)

commissions  on the Company's  earned revenue and will be entitled to a finder's fee in the event of the hiring of professional employees introduced by Team CEO.
Under the terms of the  agreement,  the three  principals  of Team CEO were each granted on June 27, 2001  options to purchase 1.2 million  common  shares of the
Company at an option price of $1.00 per share.  The options are  exercisable  at
$1.00 per share, expire 5 years from the date of grant and vest as follows:

               Vesting                            Options
               Date                                  #

           June 20, 2001                          600,000
           June 30, 2001                          300,000
           September 30, 2001                     300,000
           December 31, 2001                      300,000
           March 31, 2002                         300,000
           June 30, 2002                          450,000
           September 30, 2002                     450,000
           December 31, 2002                      450,000
           March 31, 2003                         450,000
                                                ---------
           Total                                3,600,000
                                                ---------

These  outstanding  options have been valued at $2,016,000 in the accounts based on an expected  volatility  factor of 1.444, an expected dividend rate of 0%, an expected life of three years, a risk-free  interest rate of 4.13%,  and the June
27,  2001  closing  market  price of $0.73 per  share of  common  stock of which
$516,427 has been charged to stock option compensation  expense and of which the balance of $1,499,573 is included in deferred compensation. The unvested options will be revalued each reporting period until the vesting date.

On June  27,  2001  the  directors  of the  Company  approved  the  grant  of an additional  750,000 options for a total of 1,500,000  stock options,  (including
750,000 options granted in the prior year) outside of the 2000 Stock Option Plan to an individual  who became an officer of the Company on February 4, 2001.  The stock  options  are  exercisable  at a price of  $1.00  per  share,  and vest as follows:  500,000 on March 5, 2001, 500,000 on January 01, 2002, and 500,000 and
January 01, 2003.  The 750,000 stock  options  granted on March 15 are valued at
$246,075  of which  $88,250  and $38,178  has been  recognized  as stock  option compensations expense during the year ended March 31, 2001, and the three months ended June 30, 2001 respectively. The options granted on June 27, 2001 have been valued at nil because the fair value of the Company's  stock closed at $0.65 per share as of June 30, 2001.

A summary of the  Company's  stock  option  activity,  including  stock  options granted to the former  employees and directors of i360 upon the  acquisition  of
i360, is as follows:

                                               Weighted Average          Weighted Average
                                                No. Of Options            Exercise Price

Outstanding as of March 31, 2001                   5,540,771                   2.70
Granted                                            6,054,500                   1.00
Exercised
Cancelled - not vested                               374,326                   3.60
Cancelled - Vested                                   464,674                   3.19
Outstanding as of June 30, 2001                   10,756,271                   1.69
-----------------------------------------------------------------------------------
Exercisable as of June 30,2001                     5,198,160                   1.97

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     OF INFOCAST CORPORATION FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2001
             (U.S. dollars except where otherwise noted, U.S. GAAP)

                                   (Unaudited)

If the Company had adopted  FASB  Statement  No. 123 ("FASB  123") in respect of stock options  granted to its employees  and  directors,  the Company would have recorded a higher stock option compensation expense for three month period ended
June 30, 2001 of $511,514 in respect of the  amortization of the estimated value of the  Company's  stock  options to employees  over the vesting  periods of the options,  which results in a pro-forma  net loss of  $3,005,487  and a pro-forma basic and diluted  loss per share of $1.03 in respect of the three month  period ended June 30, 2001.

The Company  assumed the following  expected  dividend  rates,  expected  lives, risk-free  interest  rate and  expected  volatility  factors  in  respect of the valuation of stock options granted to employees and directors in accordance with
FASB 123:

                                                       Weighted
                                                        Average

                  Expected dividend rate                 0%
                  Expected life                          2 yrs
                  Risk-free- interest rate               3.875
                  Expected Volatility                    1.444

Other Warrants

In March 2001, the Company  entered into an agreement with VIGIC  Services,  LLC
("VIGIC"),  a GTCR Golder Rauner, LLC company,  to render certain consultant and advisory  services in connection with the Company's efforts to develop operating strategies,  pursue possible acquisitions or other strategic  transactions,  and raise  financing  to March 31,  2004.  VIGIC will be paid a monthly  retainer of
$16,666.  In addition,  VIGIC will be entitled to a commission in the event of a financing with an investor introduced by VIGIC.  Pursuant to the agreement,  the
Company issued  warrants to purchase  750,000 of common stock at $1.00. Of these warrants  to purchase  the common  stock,  375,000  vested  immediately  and the remaining  balance of 375,000 vest on March 15, 2002.  These  warrants have been valued at $510,000 in the  accounts  based on a volatility  factor of 1.444,  an expected  dividend  rate of 0% and a risk-free  interest  rate of 3.88% of which
$16,369 and $38,074 has been  recognized as general and  administrative  expense during the year ended March 31,  2001,  and the three months ended June 30, 2001 respectively.  $455,557 is included in deferred compensation.  The unvested half of the warrants,  which have been valued at $0.41 each at June 30, 2001, will be revalued each reporting period until the vesting date. The value of the warrants will be amortized over the 3-year term of the agreement.

On June 27, 2001 the Company granted an additional 750,000 warrants (for a total of 1,500,00  warrants)  exercisable at $1.00 per share and which expire on March
14, 2006. Of the warrants granted on June 27, 2001,  375,000 vested  immediately and the remaining  375,000 vest on March 15, 2002.  These warrants are valued at
$333,750 based on an expected  volatility  factor of 1.444, an expected dividend rate of 0%, an expected life of two years,  a risk-free  interest rate of 3.88%, of which $1,021 has been recognized as general and administrative expense during the three  months  ended June 30,  2001 and of which the  balance of $332,730 is included in deferred compensation. The unvested half of the warrants, which have been  valued at $0.41 each at June 30,  2001,  will be revalued  each  reporting period until the vesting date.  The value of the warrants will be amortized over the 3-year term of the agreement.

In  addition  to  the  above  noted  warrants,  the  warrants  issued  with  the convertible debt (Note 4), and the Sun warrants (Note 5), the following warrants are  outstanding  in  respect  of  services  provided  to the  Company,  private placements  completed  by  the  Company,  lawsuit  settled  by the  Company,  or acquisitions made by the Company in prior periods.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     OF INFOCAST CORPORATION FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2001
             (U.S. dollars except where otherwise noted, U.S. GAAP)

                                   (Unaudited)

                                                    Exercise Price
                                      Warrants        per share      Expiry Date

          October 6, 1999              12,500           8.75         October 5, 2001
                     1999             966,667           7.50         March 31, 2003
          January 1, 2000              12,500           7.62         January 1, 2002
          February 11, 2000            56,000           5.00         February 10, 2002
          April 7, 2000               200,000           6.50         April 7, 2005
          June 14, 2000               500,000           4.00         June 25, 2005
          August 15, 2000           2,031,500           0.33         January 10, 2010
          August 15, 2000              36,375           3.18         May 2010 to August 2010
          November 7, 2000            100,000           2.00         November 6, 2003
          November 1, 2000            475,800           2.50         November 1, 2002
          November, 2000               17,500           2.00         November 6, 2003
          December 12, 2000            75,000           2.00         November 6, 2003
          February 8, 2001          4,500,885           0.75         January 31, 2004
          March 15, 2001              262,000           0.33         March 08, 2004
          March 23, 2001            1,897,956           0.75         January 31, 2004
          April thru June, 2001       390,000           0.55         January 31, 2004

                                   ----------
               Total               11,534,683
                                   ----------

4. CONVERTIBLE DEBENTURES

On June 21, 2001, the Company issued a $500,000 Secured  Convertible  Promissory
Note ("the Note") bearing  interest at 10% per annum.  The principal  amount and the  accrued  and unpaid  interest  shall be due and  payable in one lump sum on
October 18, 2001.  The Note is convertible  into units at $0.50 per share,  each unit is consisting  of one common share and one-half of one warrant  exercisable at $0.80 per share. The Company also granted warrants to purchase 500,000 shares of the Company's stock to the promissory note holder for no consideration. These warrants have an exercise price of $1.00 per share and expire on June 15, 2005.

The intrinsic value of the beneficial  conversion feature has been classified as discount on  convertible  debt and has been valued at $500,000 of which  $41,667 has been  included in interest  expense  during the three  months ended June 30,
2001. The remaining discount of convertible debentures will be expensed over the four-month  term of the note.  The beneficial  conversion  feature in respect of prior  convertible debt issuances was expensed  immediately in the period.  This change in  accounting  policy is the result of the  adoption of EITF 00-27.  The holder of the note may  convert  their  options on or after an S-3  Registration
Statement  becomes  effective.  The  principal  and  accrued  interest  shall be automatically  convertible  if the Company  raises  gross  proceeds in excess of
$2,000,000 exclusive of any monies raised by the holder of the note. The Company may not,  without prior written consent,  prepay the principal  balance plus any interest accrued to date. The note is collateralized by certain of the Company's account's  receivable.  In the event that the Company  defaults on the  interest payments,  the  debenture  becomes  due  within  30  days at the  option  of the debenture holder.  The holder of this Note may, at the holder's option,  declare this Note mature and all monies will be due and payable, because the Company has not filed a registration  statement on form S-3 with the Securities and Exchange
Commission.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     OF INFOCAST CORPORATION FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2001
             (U.S. dollars except where otherwise noted, U.S. GAAP)

                                   (Unaudited)

Conversion of Series I Debenture

During March  through June of 2000,  the Company  issued  $6,960,000 of Series 1 convertible  debentures of which the entire amount was  outstanding  as of March
31,  2001.  The initial  conversion  price shall be reduced  from $6.00 to $5.70 because the Company did not file a registration statement.

During  the  three  months  ended  June  30,  2001,  $350,000  of the  Series  1 convertible  debentures,  issued in prior fiscal  periods,  was  converted  into
205,882 shares of the Company's common stock at an adjusted  conversion price of
$1.70  per  share.  The  Company  lowered  the  price  from  $5.70  per share in consideration  for the  investor  agreeing  to invest  $350,000  in units of the
Company in March 2001. As a result of this conversion,  the Company credited the
$350,000  principal  amount  plus  interest  owing of nil,  to common  stock and additional paid-in-capital.

5. COMMITMENTS AND CONTINGENCIES

[a] Leases

In addition to the lease  commitments  disclosed  in the note 9 to the March 31,
2001 consolidated financial statements,  the Company entered into two new leases during the three months ended June 30, 2001 as follows:

On  May  15,  2001,  the  Company  entered  into a  lease  agreement  to  occupy approximately  4,881 square feet of office space in Tucson,  Arizona.  The lease term is effective from July 15, 2001 to July 15, 2004. The total rent expense is
$92,739,  $96,449,  and  $104,486  per year for the periods from July 1, 2001 to
June 30  2002,  July1,  2002 to June 30  2003,  and July 1 2003 to July 15 2004,
respectively, excluding operating costs.

On May 31,  2001,  the  Company  entered  into a  lease  agreement  to  sublease approximately 10,483 square feet of office space in Bannockburn,  Illinois.  The total rent  expense is $196,411 for the period from June 1, 2001 to May 31, 2002 and $85,174 for the period from June 1, 2002 to October 2002.  The lease term is effective June 5, 2001 and shall expire on October 30, 2002.

[b] Agreement with Sun Microsystems Inc.

On May 4, 2001,  the  Company  entered  into a  Termination  Agreement  with Sun
Microsystems  Inc.  ("Sun") to (i) cancel a $7.3 million lease  financing  line,
(ii)  cancel  288,928  unexercisable  warrants  related  to $5.3  million  Lease financing  credits not approved at May 4, 2001,  (iii) cancel the  Company's $20 million purchase obligation, and (iv) release Sun from any obligation to further investment in the Company.  The initial  109,029  warrants  remain  outstanding.
These  warrants  are  exercisable  at a price of $3.67 per  share and  expire on
September 14, 2005.

[c] Alleged Wrongful Dismissal And Negligent Misrepresentation

In October 2000, a former  employee of the Company filed a legal action  against the  Company  and  certain  of its  directors  and  officers  alleging  wrongful dismissal and negligent misrepresentation. The claimant ("Plaintiff") is seeking wrongful dismissal damages of Cdn$50,000.00 (approximately US$32,000 at June 30,
2001),  damages for "loss of  opportunity"  of  Cdn$1,000,000.00  (approximately
US$641,500 at June 30, 2001),  punitive damages of Cdn$50,000.00  (approximately
US$ 32,000 at June 30,  2001),  unspecified  "special  damages",  together  with interest and costs.  The Plaintiff's  employment was terminated on July 28, 2000 and  Plaintiff  seeks six  months'  severance,  which is  included in the amount claimed  above.  The  Company  has not yet  prepared  a  statement  of  defense.
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     OF INFOCAST CORPORATION FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2001
             (U.S. dollars except where otherwise noted, U.S. GAAP)

                                   (Unaudited)

[d] Alleged Advisory Services

On  February  1,  2001,  the  Company  received  a demand  for  payment  from an investment  advisor in the amount of  approximately  $900,000  regarding fees in connection  with alleged  advisory  services  performed in  connection  with the acquisition  of i360 in 2000. The Company does not agree that any fee is owed in
connection  with  these  alleged  advisory   services  and  intends  to  contest
rigorously such request for payment.  No provision has been made in the accounts in respect of this request.

While the Company  believes  that this  matter will not have a material  adverse effect  on its  financial  position,  protracted  litigation  or an  unfavorable
decision  could  materially  affect  the  Company's   operations  and  financial
condition  through the  consumption of management time and utilization of scarce financial resources.

[e] Agreement with a supplier

As at March 31,  2001,  the Company owed  approximately  $720,000 to supplier of telecommunications  services  to its  Community  division,  which was  closed in
February 2001,  pursuant to a services agreement dated December 28, 2000. On May
15, 2001,  the supplier and the Company  terminated  the agreement and agreed to settle all financial  matters,  including  the $720,000  payable as at March 31,
2001 and a cancellation  fee,  conditional on the payment of $450,000 in various installments  prior to September 2001. The Company paid $50,000 during May 2001.
The Company renegotiated the payment terms,  pursuant to an agreement dated July
9, 2001, whereby the Company paid $100,000 immediately,  $100,000 was to be paid on July 31, 2001,  $100,000 was to be paid on August 15, 2001 and $150,000 to be paid on August 31,  2001.  As of August 22,  2001,  the Company has not paid the installments  due on July  31,  2001 and  August  15,  2001 and as a result  the settlement became void and the Company may be liable for the cancellation fee if the Company is unable to renegotiate a settlement.

As at June 30, 2001, the Company recorded a liability of $671,221.

[f] Restricted Cash

The  Company  has  issued a letter  of credit  for  approximately  $42,000  to a financing  company  in  respect  of an  agreement  to lease an office  telephone system.  The letter of credit is secured by a term  deposit,  the  withdrawal of which is restricted until the lease expires in November 2002.

6. RESTRUCTURING

In March 2001, the Company  recorded a  restructuring  accrual of  approximately
$1,900,000  for severance  costs and redundant  lease costs.  During the quarter ended June 30, 2001,  approximately $159,000 was paid for severance expenses and no  additional  amounts  were  charged  to  the  accrual.  All  of  the  accrued restructuring  charges  during the three  months  ended June 30, 2001 related to accrued severance charges.

On April 25,  2001,  the Company sold the  operating  assets of its wholly owned subsidiary, HomeBase Works Solutions ("HomeBase") in consideration for the buyer assuming certain liabilities of HomeBase, including the assignment of the leases for the Sun equipment in its Calgary, Alberta facility (which had a net value of
$1,320,760 at March 31, 2001), and certain specific liabilities totaling $80,500
(Cdn$124,769).  The  Company  is in the  process of  winding  down the  Homebase non-operating assets.  Subsequent to the sale of the operating assets, the buyer has ceased  operations and has filed for bankruptcy  protection.  Other than the assignment of the leases for the Sun equipment,  the other liabilities including the  specific  liabilities  of $80,500 and the lease for the office  facility in
Calgary had not been assigned to the buyer and reverted back to the Company. The lease for the office  facility  expires  on August 31,  2005.  The  Company  has defaulted on this lease,  however,  due to its location,  is the Company expects that  this  facility  will be  re-leased  by the  Landlord  without  difficulty.
Therefore,  the Company has not accrued the  liability  for the remainder of the term  of the  lease.  The  capital  lease  obligation,  which  was  part of this transaction, will not revert back to the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     OF INFOCAST CORPORATION FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2001
             (U.S. dollars except where otherwise noted, U.S. GAAP)

                                   (Unaudited)

7. SUBSEQUENT EVENTS

Private Placement

From July 1 to August  22,  2001 the  Company  consummated  a series of  private placement financing for gross proceeds of $1,184,000, whereby the Company issued
2,368,000 common shares and granted warrants to purchase 2,368,000 common shares at an exercise price of $0.55 per share for an aggregate offering price of $0.50 per unit  pursuant  to  Regulation  D and S of the  Securities  Act of 1933,  as
amended.  The  warrants  vested on  issuance  and expire on July 31,  2006.  The
Company paid commissions of $96,000 in respect of this private placement.

Item 2. Management's  Discussion And Analysis Of Financial Condition And Results
Of Operations

This quarterly report contains  certain  forward-looking  statements  within the meaning of Section  27A of the  Securities  Act of 1934,  and Section 21E of the
Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe  harbors  created  thereby.  Although we believe  that the  assumptions underlying the forward-looking  statements contained herein are reasonable,  any of the assumptions could be inaccurate, and therefore, there can be no assurance that the  forward-looking  statements  included  in this report will prove to be accurate.  Factors  that could cause  actual  results to differ from the results discussed in the  forward-looking  statements  include,  but are not limited to, competition,  product  acceptance,  changing  technology and the availability of
financing.   In  light  of  the  significant   uncertainties   inherent  in  the
forward-looking  statements  included herein,  the inclusion of such information should not be regarded as a  representation  by the Company or any other  person that the objectives and plans of the Company will be achieved.

The  consolidated  financial  statements  of  the  Company  are  the  continuing financial statements of Virtual Performance Systems,  Inc. ("Virtual Performance
Systems"),  a development stage company and an Ontario corporation  incorporated on July 29, 1997. Virtual  Performance Systems had a 100% interest in Cheltenham
Technologies Corporation ("Cheltenham Technologies"), an Ontario corporation and
Cheltenham  Interactive  Corporation  ("Cheltenham  Interactive"),  an  inactive
Ontario corporation which in turn had a 100% interest in Cheltenham Technologies
(Bermuda) Corporation  ("Cheltenham  Bermuda"), a Barbados corporation that owns certain intellectual  property. On January 29, 1999, Virtual Performance Systems acquired  the net  assets  of the  Company  (formerly  known  as  Grant  Reserve
Corporation);  a United States  non-operating  company  traded on the NASDAQ OTC
Bulletin  Board,  which  had a 100%  interest  in  InfoCast  Canada  Corporation
("InfoCast  Canada").  After the  acquisition,  the accounting  entity continued
under  the  name of  InfoCast  Corporation.  On May 13,  1999,  InfoCast  Canada
acquired a 100% interest in HomeBase.  Virtual Performance  Systems,  Cheltenham
Interactive  and  Cheltenham  Technologies  were merged into InfoCast  Canada on
March 31, 2000.  On August 15, 2000,  InfoCast  acquired a 100% interest in i360
Inc.  ("i360") at which time i360 merged with and into InfoCast  Corporation and became the Community  division of InfoCast  Corporation.  InfoCast  Corporation,
InfoCast Canada,  HomeBase and i360 are collectively referred to in this section as the "Company".

Overview

We  are  a  development   stage   technology   company  that  has  developed  an
infrastructure  to deliver,  on a pay per use basis,  a solution  that  enhances communication by our customers and their employees and/or  customers.  The first of two  applications  included in the solution is a virtual call center solution known as InfoCast  Contact,  which unifies  customer contact options in a single integrated system providing voice, chat and e-mail  functionality,  enabling our customers to provide a high level of customer service.  The second  application, called InfoCast e-Learning,  is a complete electronic learning environment which increases  productivity  and drives down education costs by giving corporate and academic learners access to up-to-the-minute  training and certification through
e-Learning's  web-based portal, which provides access to training and management resources  specific to the CRM industry.  Previously,  the Company  included the operation of two other divisions, (i) the Community division, which was recently closed in the quarter ended March 31, 2001, and (ii) the Hosting  division,  the assets of which were recently sold to a third party in April 2001. Our cash burn rate has been  significantly  reduced  due to the closure of the  Community  and
Hosting divisions operations.

A new  management  team of  experienced  executives  has been  hired to lead the
Company.  Since the arrival of a new management team,  substantial  progress has been made in  marketing  and  customer  development  with  AT&T  Corporation
("AT&T  Corp")  and  AT&T  Canada  ("AT&T  Canada")  on the  Contact
application.

The  Company  signed a contract  with  AT&T  Canada for  AT&T  Canada to distribute our Contact products.

The Company signed a contract with e-Fundi of South Africa ("e-Fundi") to supply vocational  learning  courses to  government  run school  systems.  The  primary objective of this  agreement is to provide an  affordable  training  solution to each of the 32,000 schools throughout South Africa, helping them progress toward outcomes-based  education.  The solution  will provide  students with all of the necessary  tools to access  state-of-the-art  course content through an advanced and proprietary delivery system solution,  developed by the Company.  Within the first  year of the  contract,  e-Fundi  may  purchase  up to $4  million  of the
Company's  integrated  learning  solution  that includes a full  curriculum  for computer fundamentals and Microsoft Office.  Information  Technology (IT) skills training (including MCSE Windows 2000 and A+ Training Courseware),  will also be part of the first phase of learning for students. There can be no assurance that any revenue will result from this contract.

The Company has signed a memorandum of  understanding  Bell Canada on August 17,
2001 to become the internet based provider of call center agent training systems for this leading supplier of call center solutions.

No revenue has yet been earned on these  contracts with AT&T Corp.,  e-Fundi and
Bell Canada and there is no assurance that any revenue will be earned from these contracts in the future.

The Company  faces a significant  opportunity  to improve  performance  and take advantage of the new  management  talent that has been brought into the company.
Operations have been streamlined and are now directed out of the Chicago, IL and the Tucson, AZ areas. Under-performing operations have been closed and accounted for  and  management's  focus  has  been  clearly  applied  to the  Contact  and
e-Learning solutions.

Our Ability To Continue As A Going Concern Is Dependent On A Number Of Factors.

            1. We must obtain additional financing

            2. We must  capitalize on our Contact  contracts  with AT&T Corp and
            AT&T Canada as well as develop a more varied customer set and non-US distribution.

            3. We must  capitalize  on  e-Learning  contracts  with Bell Canada,
            e-Fundi and Lambton College as well as developing  other  e-Learning
            revenue  opportunities.   We  must  also  exploit  the  intellectual
            property in our contact academy e-Learning solution,  which is aimed at call center agents.

            4. We have  been  working  through  our  partnership  with  VIGIC to
            identify   acquisitions,   which  will   strengthen   the  company's
            intellectual company position and performance potential.

While we have made  progress  in raising  capital  through the first half of the
2001  calendar  year,  most of these  resources  have been  used to  manage  the
Company's  significant  working  capital  deficiency  and  close  non-performing assets.  We have identified  potential sources of immediate short term financing of $1.0  million  to $1.5  million,  which if  completed,  may  bridge us to the closing of long-term financing.  The Company is currently pursuing an investment of $5 million in equity  financing and a $10 million  credit line from potential lenders.  While we expect to finalize  some of these  financings  in the quarter ending  September 30, 2001,  there can be no assurance  that the Company will be successful in completing any of the above financing or any additional financing.
If the Company is unable to raise any additional  financing,  the Company's will not likely be able to continue as a going concern beyond September 30, 2001.

Results of Operations

Three months ended June 30, 2001 vs. three months ended June 30, 2000

Revenue  decreased  from  $137,137  for the three  months ended June 30, 2001 to
$39,497 for the three-month period ended June 30, 2001. Most of the revenues for the three-month ended June 30, 2000 were from the Hosting division, which ceased operations on March 31, 2001.

General,  administrative  and selling  expenses  reduced from $2,161,796 for the three-month  period ended June 30, 2000 to $1,389,204 for the three-month period ended June 30, 2001. Most of the decrease from the three-month period ended June
30,  2000 to the same  period  ended June 30, 2001 was due to the closure of the
Hosting  division in the prior  quarter,  a  substantial  reduction  in investor relation  expenses  and  marketing  expenses,  which  was  partially  offset  by increases in professional fees.

Amortization  expenses decreased from $1,311,778 for the three months ended June
30, 2000 to  $218,580  for the three  months  ended June 30,  2001.  Most of the decrease is  attributable  to the write-down of our Hosting  division  assets in
December  2000,  which  resulted  in  lower  amortization  of the  goodwill  and intellectual property in the three months ended June 30, 2001.

Depreciation  expenses  decreased  from $205,766 for the three months ended June
30,  2000 to  $33,395  for the three  months  ended June 30,  2001.  Most of the decrease is due to the  write-down  of our Hosting  division  assets in December
2000 and the  write-down of other  corporate  assets in March 2001, all of which resulted in lower depreciation in the three months ended June 30, 2001.

Interest and loan fees decreased from $1,599,609 for the three months ended June
30, 2000 to $157,025 for the three months ended June 30, 2001.  The three months ended June 30, 2001 included $41,667 related to the amortization of the $500,000 beneficial conversion resulting from the issuance of $500,000 of converible debt during the quarter  (classified  as discount on  convertible  debt).  During the three-month  period ended June 30, 2000,  $1,455,933  related to the  beneficial conversion feature of the convertible  subordinated  debentures that were issued in April  2000,  was charged  immediately  to  interest  expense.  The change in accounting policy is the result of the adoption of EITF 00-27.

Liquidity and Capital Resources

Our ability to continue as a going  concern is  uncertain  and is dependent on a number of factors  including our ability to arrange financing in addition to the financing  arranged  through to August 17, 2001, our ability to manage and defer certain of our liabilities and the continued  support of our management team. In the event that we are unable to raise  financing  in addition  to the  financing raised through August 17, 2001, we will likely be unable to continue  operations beyond  September  2001. We are currently  negotiating  and  evaluating  various financing  alternatives,  including  equity and  convertible  debenture  private placements.  In  addition,  we have  signed  distribution  agreements  that  are expected to accelerate the Company's revenue base for our Contact and e-Learning businesses.  In the quarter  ended March 31,  2001,  we revised our  development plans and  undertook  measures to  substantially  reduce our  ongoing  operating budget, including the decision to wind-down our Community division and wind-down our Hosting  division.  As of March 31, 2001,  we had closed down our  Community division and as at April 26, 2001, we sold our Hosting division  assets.  In the event that sufficient financing is not received by the end of September 2001, we will likely be unable to continue  operations.  We will continue to evaluate our cost  structure  and adjust our  organization  to reflect our chancing  business environment. The outcome of these matters cannot be predicted at this time.

At June 30, 2001,  we had cash and cash  equivalents  of $387,451 and a negative working  capital of  $5,104,724.  During the  three-month  period ended June 30,
2001, we raised  $376,000 net of  commissions  from issuance of our common stock through a private  placement and we also raised $500,000  through  issuance of a convertible  promissory  note.  From July 1, 2001 to August  22,  2001,  we have raised approximately $1,184,000 in gross financing through the private placement of 2,368,000  units at $0.50 per unit. Each unit is made up of 1 common share of the Company's common stock and entitles the unit holder to a warrant to purchase
1 share of the  Company's  common  stock at $0.55 per share.  The  Company  paid
$96,000 in commissions related to the private placement.  As of August 22, 2001, the Company continues to have a significant working capital deficiency.

Convertible Debentures

On June 21,  2001,  we issued a $500,000  Secured  Convertible  Promissory  Note bearing  interest  at 10% per annum.  The  principal  amount and the accrued and unpaid  interest  shall be due and payable in one lump sum on October 18,  2001.
The Note is convertible  into units at $0.50 per share,  each unit consisting of one common share and one-half of one warrant exercisable at $0.80 per share. The
Company also granted  warrants to purchase 500,000 shares of the Company's stock to the Note holder for no  consideration.  These warrants have an exercise price of $1.00 per share and expire on June 15, 2005.  The holder of this Note may, at the  Holder's  option,  declare  this Note mature and all monies will be due and payable,  because the Company did not file a registration statement on form S-3 with the Securities and Exchange  Commission  within fifteen (15) days following the filing of the Company's annual report on Form 10K, or within forty-five days following the execution of the agreement.

Sale of certain assets of Homebase Works Solutions Ltd.

On April 25, 2001, we sold the operating assets of our wholly owned  subsidiary,
HomeBase  in  consideration  for  the  buyer  assuming  certain  liabilities  of
HomeBase,  including  the  assignment of the leases for the Sun equipment in its
Calgary,  Alberta  facility  (which had a net value of  $1,320,760  at March 31,
2001), and certain specific liabilities totaling $80,500  (Cdn$124,769).  We are in the process of winding down the Homebase non-operating assets.  Subsequent to the sale of the operating assets,  the buyer has ceased operations and has filed for bankruptcy  protection.  Other than the assignment of the leases for the Sun equipment,  the other liabilities  including the specific liabilities of $80,500 and the lease for the office  facility in Calgary  had not been  assigned to the buyer  and  reverted  back to the  Company.  We have  defaulted  on this  lease, however, due to its location,  we expect that this facility will be re-leased by the Landlord without  difficulty.  Therefore,  we have not accrued the liability for the remainder of the term of the Lease. The Capital leases obligation, which was part of this transaction, will not revert back to the Company.

Agreement with VIGIC Services LLC

In March 2001,  the Company  entered into an agreement with VIGIC, a CTCR Golder
Rauner LLC  company,  to render  certain  consultant  and  advisory  services in connection with the Company's  efforts to develop operating  strategies,  pursue possible  acquisitions  or other strategic  transactions,  and rise financing to
March  31,  2004.  Under  the  terms of the  agreement,  VIGIC is paid a monthly retainer of $16,666,  and will be entitled to a financing fee of 7% of the gross amount  raised in the event of a  financing  between the Company and an investor introduced by VIGIC.  Under the terms of the  agreement,  VIGIC was also granted warrants  expiring in March 2005 to purchase 1.5 million  shares common stock of the Company, exercisable at $1.00 per share.

Agreement with Team CEO Corporation

Effective  April 1, 2001, the Company entered into an agreement with Team CEO to develop and implement a sales infrastructure and distribution channels including the  associated  practices  and  processes  to maximize  the  Company's  revenue opportunities.  Under the terms of the agreement, which ends April 1, 2003, Team
CEO is to receive a monthly  fee of $50,000  and  commissions  of 20% of the net revenue for the first three sales and 14% of the net revenue  thereafter  on the
Company's earned revenue, will be entitled to a finders fee of 20% of the annual compensation in the event of the hiring of professional  employees introduced by
Team CEO,  and will be  entitled to a  financing  fee of 6% of the gross  amount raised  in the  event  of a  financing  between  the  Company  and  an  investor introduced by Team CEO. Under the terms of the agreement,  the three  principals of Team CEO (Malcolm  Lotzoff,  Richard Hawkinson and Drew Van Vooren) were each granted  options to  purchase  1.2  million  common  shares of the Company at an option price of $1.00 per share.

Agreement with Sun Microsystems Inc.

On May 4, 2001, the Company entered into a Termination Agreement with Sun to (i)
cancel a $7.3 million lease financing  line,  (ii) cancel 288,928  unexercisable warrants related to $5.3 million Lease financing  credits not approved at May 4,
2001,  (iii) cancel the  Company's  $20 million  purchase  obligation,  and (iv)
release  Sun from any  obligation  to further  investment  in the  Company.  The initial 109,029 warrants remain outstanding. These warrants are exercisable at a price of $3.67 per share and expire on September 14, 2005.

Leases

On  May  15,  2001,  the  Company  entered  into a  lease  agreement  to  occupy approximately  4,881 square feet of office space in Tucson,  Arizona.  The lease term is effective from July 15, 2001 to July 15, 2004. The total rent expense is
$92,739,  $96,449,  and  $104,486  per year for the periods from July 1, 2001 to
June 30 2002,  July1,  2002 to June 30  2003,  and  July1  2003 to July 15 2004,
respectively,  excluding  operating  costs.  We moved our  headquarters  to this location.

On May 31,  2001,  the  Company  entered  into a  lease  agreement  to  sublease approximately 10,483 square feet of office space in Bannockburn,  Illinois.  The lease term is effective June 5, 2001 and shall expire on October 30, 2002.  This location will house our Contact operations.

Restructuring

In March 2001, we recorded a restructuring  accrual of approximately  $1,900,000 for severance costs and redundant lease costs. During the quarter ended June 30,
2001,  approximately  $159,000 was paid for severance expenses and no additional amounts were charged to the accrual.

Contingencies

In October 2000, a former  employee  filed a legal action against us and certain of  our  directors  and  officers  alleging  wrongful  dismissal  and  negligent misrepresentation.  The  Plaintiff  is  seeking  wrongful  dismissal  damages of
Cdn$50,000  (approximately   US$32,000),   damages  for  "loss  of  opportunity"
Cdn$1,000,000  (approximately  US$  641,500),  punitive  damages  of  Cdn$50,000
(approximately  US$32,000),  unspecified "special damages",  interest and costs.
The  Plaintiff's  employment  was  terminated on July 28, 2000 and the Plaintiff seeks six months' severance,  which is included in the amount above. A statement of defense has not yet been  prepared by the Company.  We believe that we have a valid defense to the claim and intend to defend it vigorously.  By a court order dated February 19, 2001,  the action was dismissed  with prejudice  against some directors and officers of the Company. In addition,  we believe that the results of this matter will not have a material adverse impact on our Company,  although an unfavorable  decision  could have a material  adverse affect on our business, financial condition and results of operation.  No provision has been made in the accounts in respect of this claim.

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

As at March 31,  2001,  the Company owed  approximately  $720,000 to supplier of telecommunications  services  to its  Community  division,  which was  closed in
February 2001,  pursuant to a services agreement dated December 28, 2000. On May
15, 2001,  the supplier and we terminated the agreement and agreed to settle all financial  matters,  including  the $720,000  payable as at March 31, 2001 and a cancellation fee, conditional on the payment of $450,000 in various installments prior to  September  2001.  As at March 31,  2001,  we recorded a  liability  of
$720,000.  We paid $50,000 during May 2001. We  renegotiated  the payment terms, pursuant  to  an  agreement  dated  July  9,  2001,  whereby  we  paid  $100,000 immediately,  $100,000 was to be paid on July 31, 2001,  $100,000 was to be paid on August 15, 2001 and $150,000  was to be paid on August 31, 2001.  We have not paid the  installments due on July 31, 2001 and August 15, 2001 and as a result, the  settlement  becomes void at the option of the vendor and the Company may be liable  for the  cancellation  fee if the  Company  is unable to  renegotiate  a settlement.

We are not  involved  in any other  legal  proceedings  and  disputes.  While we believe  that  these  matters  will not have a  material  adverse  affect on our financial  position,  a protracted  litigation or an unfavorable  decision could materially affect our operations and financial condition through the consumption of management time and the utilization of scarce financial resources.

Outlook

Our ability to continue as a going  concern is  uncertain  and is dependent on a number of factors  including  our ability to arrange  additional  financing.  We believe that our  existing  cash,  expected  short term  financing  and expected limited cash collections  from sales of our Contact and e-Learning  products and services  will be  sufficient  to  fund  our  working  capital  requirements  to
September 30, 2001.

As of August  22,  2001 the  Company  continues  to have a  significant  working capital deficiency.

We have had limited sources of revenue, have incurred losses since inception and expects to incur additional losses until such time as we are able to sell enough products  and/or  services  where  revenues  will cover  operating  expenses and overhead.

In as much as we will  continue to have a high level of  operating  expenses and will be required to make  significant  up-front  expenditures in connection with the development of our business,  we anticipate that losses will continue for at least the  foreseeable  future and until such time,  if ever,  as we are able to generate significant revenues or achieve profitable operations.

We are dependent on the proceeds of additional  financings to manage our working capital  deficiency  and implement our revised  business  plan. We are currently negotiating with several investor groups for potential  financing.  There can be no assurance that  additional  financing will be available to us on commercially reasonable  terms or at all. If we are unable to raise any additional  financing before  September  30,  2001,  we will not likely be able to continue as a going concern.

Inflation  has  not  been a  major  factor  in  our  business.  There  can be no assurances that this will continue.

New Accounting Pronouncements

The  Financial   Accounting   Standards  Board  issued  Statement  on  Financial
Accounting Standards (SFAS) No.133,  Accounting for Derivatives  Instruments and
Hedging  Activities in 1998. SFAS No. 133  establishes  accounting and reporting standards for derivative  instruments,  including certain derivative instruments embedded in other contracts  (collectively referred to as derivatives),  and for hedging  activities.  It requires that an entity  recognize all  derivatives  as either assets or liabilities in the statement of financial  position and measure those  instruments  at fair value.  For a derivative not designated as a hedging instrument,  changes  in the fair  value of the  derivative  are  recognized  in earnings in the period of change.  The Company  adopted  SFAS No. 133  effective
April 1, 2001 for the year ended March 31,  2002.  The  adoption of SFAS No. 133 has not had an effect on the financial  position or results of operations of the
Company.

In June 2001,  the  Financial  Accounting  Standards  Board issued SFAS No. 142,
Goodwill and Other in Intangible  Assets,  effective for fiscal years  beginning after  December 15, 2001.  SFAS No. 142 is not expected to have an effect on the
Company because other intangible assets will continue to be amortized over their useful lives.

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

The Company issued convertible  subordinated  debentures in March,  April, June,
November and December  2000 and June 2001,  in the amount of $9.21  million,  of which $0.5  million  pays  interest at a fixed rate of 10% and the balance  pays interest at a fixed rate of 7%. Of this amount, $1.35 million of the convertible subordinated  debentures  were  converted  to common  stock,  and another  $0.75 million of the  convertible  subordinated  debentures  were redeemed,  leaving a balance of $7.11 million of convertible  subordinated  debentures as at June 30,
2001.  The  Company is exposed to changes in  interest  rates as it affects  the value of the debt and the Company's relative cost of capital.

While  the  Company  seeks to place  its cash  and cash  equivalents  with  high credit-quality  financial  institutions,  the Company is still exposed to credit risk for uninsured amounts held by such institutions.

Part II:    OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds.

Sale of Unregistered Securities

The  following  unregistered  securities  were issued by the Company  during the quarter ended June 30, 2001:

                                              Number of Shares
                     Description of     Sold/Issued/Subject To         Price
  Date            Securities Issued        Options or Warrants     Per Share Notes
------------------------------------------------------------------------------------------------------------------------------------
 April 1, 2001        common shares              205,883         $1.70 Issued upon conversion of $350,000 convertible debenture
 April 1, 2001        common shares              190,000         $0.50 Granted as part of private placement of common shares
 April 1, 2001             warrants               95,000         $0.55 Granted as part of private placement of common shares
 April 3, 2001              options            1,217,000         $1.00 Granted to employees under the 2000 Stock Option Plan
April 23, 2001        common shares              100,000         $0.50 Granted as part of private placement of common shares
April 23, 2001             warrants               50,000         $0.55 Granted as part of private placement of common shares
  May 17, 2001              options              250,000         $1.00 Granted to various employees under the 2000 Stock Option Plan
  May 27, 2001              options            3,600,000         $1.00 Issued as consideration for consulting services
  June 19,2001        common shares              490,000         $0.50 Granted as part of private placement of common shares
  June 19,2001             warrants              245,000         $0.55 Granted as part of private placement of common shares
  June 21,2001             warrants              500,000         $0.80 Granted as part of promissory note agreement
 June 27, 2001              options              750,000         $1.00 Granted to an employee outside the 2000 Stock Option Plan
 June 27, 2001              options              237,500         $1.00 Granted to various employees under the 2000 Stock Option Plan
 June 27, 2001             warrants              750,000         $1.00 Issued as part of financing services agreement

The  issuance  of these  securities  is claimed to be exempt  from  registration pursuant  to  Section  4(2)  of the  Securities  Act of  1933,  as  amended,  as transactions  by an  issuer  not  involving  a public  offering.  There  were no underwriting  discounts or commissions  paid in connection  with the issuance of these securities.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)     Exhibits:  None

            (b)     Reports on Form 8-K:     None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the  Registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           InfoCast Corporation

Date: August 22, 2001                      By: /s/ William Lowe
                                               ------------------------------
                                               William Lowe
                                               Chief Executive Officer
                                               (Duly Authorized Officer and Acting
                                               Principal Financial Officer)